Form 10-Q
period 2000-06-30
LEXENT INC
filed 2000-08-22
CIK 1105503

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period Ended June 30, 2000.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-31105

                                   LEXENT INC.
                                   -----------
             (Exact name of registrant as specified in its charter)

            Delaware                                 13-3990223
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

     Three New York Plaza
     New York, New York                                        10004
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code: 212-981-0700
                                                    ----------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       No  X
                                             ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 40,850,975 shares outstanding as of August 18, 2000.

                          LEXENT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 2000
          (unaudited) and December 31, 1999                                 3

          Condensed Consolidated Statements of Income (Loss) for the
          three months ended June 30, 2000 (unaudited) and 1999
          (unaudited) and the six months ended June 30, 2000
          (unaudited) and 1999 (unaudited)                                  4

          Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 2000 (unaudited) and 1999 (unaudited)       5

          Notes to Condensed Consolidated Financial Statements              7

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    11

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk       13

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                14

ITEM 2.   Changes in Securities and Use of Proceeds                        14

ITEM 4.   Submission of Matters to a Vote of Security Holders              15

ITEM 6.   Exhibits and Reports on Form 8-K                                 15


SIGNATURES                                                                 16

                          PART I. FINANCIAL INFORMATION

ITEM 1:  Financial Statements
         --------------------

                          LEXENT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands except per share amounts)

                                                                                  June 30,          December 31,
                                                                                    2000                1999
                                                                                    ----                ----
                                     Assets:                                     (unaudited)
Current Assets:
    Cash                                                                         $  1,705           $  1,158
    Receivables, net                                                               74,377             48,748
    Prepaid expenses and other assets                                                 394                156
    Deferred tax asset, net                                                        10,135              3,592
                                                                                 --------           --------
         Total current assets                                                      86,611             53,654

Property and equipment, net                                                         8,741              6,180
Other assets                                                                        1,837                545
                                                                                 --------           --------
         Total assets                                                            $ 97,189           $ 60,379
                                                                                 ========           ========

                      Liabilities and Stockholders' Equity:

Current liabilities:
    Accounts payable                                                             $ 16,560           $  8,434
    Accrued liabilities                                                            13,075              9,613
    Income taxes payable                                                            3,628              5,798
    Billings in excess of costs and estimated earnings on
    uncompleted projects                                                            5,687              1,084
    Subordinated note payable to stockholder                                        1,582              1,582
    Equipment and capital lease obligations                                         1,300              1,014
    Due to related parties                                                            309                432
                                                                                 --------           --------
         Total current liabilities                                                 42,141             27,957

Subordinated notes payable to stockholders                                          4,741              5,533
Notes payable to banks                                                              9,600              8,841
Equipment and capital lease obligations                                             2,286              1,842
                                                                                 --------           --------
         Total liabilities                                                         58,768             44,173
                                                                                 --------           --------
Redeemable convertible preferred stock at stated liquidation preference of $2.2864 per share at June 30, 2000 and $2.2553 per share at December 31, 1999, $.001 par value, 5,538,458
    shares authorized, issued and outstanding                                      12,836             12,491
                                                                                 --------           --------
Stockholders' equity:
    Common stock, $.001 par value, 50,000,000 shares authorized, and 24,080,412 and 22,919,100 shares outstanding at June
    30, 2000 and December 31, 1999, respectively                                       24                 23
    Additional paid-in capital                                                     58,747             11,787
    Deferred stock-based compensation                                             (27,193)            (7,142)
    Retained earnings                                                              (5,993)              (953)
                                                                                 --------           --------
         Total stockholders' equity                                                25,585              3,715
                                                                                 --------           --------
         Total liabilities and stockholders' equity                              $ 97,189           $ 60,379
                                                                                 ========           ========

     See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME(LOSS)
                 (dollars in thousands except per share amounts)
                                   (unaudited)

                                                    For the Three Months         For the Six Months
                                                       Ended June 30,              Ended June 30,
                                                       2000      1999              2000      1999
                                                       ----      ----              ----      ----
Revenues                                            $ 65,027  $ 29,357          $121,237  $ 49,522
Cost of sales                                         47,898    24,501            90,047    40,541
General, administrative and marketing expenses         5,934     2,462            10,045     4,373
Depreciation and amortization                            789       276             1,447       474
Non-cash stock based compensation                      2,244        19            21,671        19
                                                    --------  --------          --------  --------
Operating income(loss)                                 8,162     2,099            (1,973)    4,115
Interest expense                                         343       238               734       462
Other expense(income), net                                 4         -                (6)        -
                                                    --------  --------          --------  --------
Income(loss) before income taxes                       7,815     1,861            (2,701)    3,653
Provision for income taxes                             3,605       860             1,994     1,688
                                                    --------  --------          --------  --------
Net income(loss)                                    $  4,210  $  1,001          $ (4,695) $  1,965
                                                    ========  ========          ========  ========
Net income(loss) per share:
  Basic                                             $   0.17  $   0.04          $ ( 0.21) $   0.07
                                                    ========  ========          ========  ========
  Diluted                                           $   0.12  $   0.03          $ ( 0.21) $   0.06
                                                    ========  ========          ========  ========
Weighted average common shares outstanding:
     Basic                                            23,882    22,717            23,582    22,717
                                                    ========  ========          ========  ========
     Diluted                                          35,768    31,563            23,582    31,563
                                                    ========  ========          ========  ========

     See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                             (dollars in thousands)
                                   (unaudited)

                                                                    2000         1999
                                                                    ----         ----
Cash flows from operating activities:
   Net (loss) income                                             $ (4,695)   $  1,965
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
      Provision for uncollectible amounts, net                      1,394         579
      Depreciation and amortization                                 1,447         474
      Non-cash stock based compensation                            21,671          19
      Provision for deferred taxes                                 (6,543)        522
      Changes in working capital items:
         Receivables                                              (27,023)     (6,757)
         Prepaid expenses and other assets                         (1,530)         57
         Accounts payable                                           8,126       1,315
         Accrued liabilities                                        3,462         896
         Income taxes payable                                      (2,170)       (851)
         Billings in excess of costs and estimated earnings
            on uncompleted contracts                                4,603       3,007
                                                                 --------    --------
             Net cash (used in) provided by operating
               activities                                          (1,258)      1,226
                                                                 --------    --------
Cash from investing activities:
   Acquisitions of property, plant and equipment, net of
     equipment loans and capital leases                            (2,715)     (1,141)
                                                                 --------    --------
             Net cash used in investing activities                 (2,715)     (1,141)
                                                                 --------    --------
Cash flows from financing activities:
   Proceeds from exercise of stock options and sales of
     restricted stock                                               5,239        --
   Repayment of subordinated notes payable to stockholder            (792)       (791)
   Net borrowings under revolving credit line                         759        --
   Net payments to related parties                                   (123)        312
   Repayment of equipment loans and capital leases                   (563)       (262)
                                                                 --------    --------
            Net cash provided by (used in) financing
              activities                                            4,520        (741)
                                                                 --------    --------
Net increase (decrease) in cash                                       547        (656)
Cash at beginning of period                                         1,158       1,495
                                                                 --------    --------
Cash at end of period                                            $  1,705    $    839
                                                                 ========    ========

     See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                             (dollars in thousands)
                                   (unaudited)

                                                                                     2000              1999
                                                                                     ----              ----
Supplemental cash flow information:
  Cash paid for:
    Interest                                                                      $    708          $    450
    Income taxes                                                                  $ 10,706          $  2,014

Supplemental disclosures of noncash investing and financing
activities:
  Property, plant and equipment additions financed by
  equipment loans and capital leases                                              $  1,293          $    861
  Accrued dividends on preferred shares                                           $    345          $    345

     See accompanying notes to condensed consolidated financial statements.

                           LEXENT INC. AND SUBSIDIARES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (unaudited)



          The condensed consolidated financial statements of Lexent Inc. and Subsidiaries (the "Company"), included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at June 30, 2000 and the results of its operations and cash flows for the periods ended June 30, 2000 and June 30, 1999. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto for the fiscal year ended December 31, 1999 included in the Company's final prospectus filed with the SEC on July 27, 2000. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

1. NET INCOME (LOSS) PER SHARE

          Basic net income (loss) per share is computed by dividing net income
(loss)(after deducting dividends accrued on preferred stock) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of other securities by assuming the redeemable convertible preferred stock had been converted into common stock as of the later of the date of issuance of the preferred stock or the beginning of the fiscal period presented at the conversion rates that would have been in effect at such dates (and without deducting from net income dividends accrued on preferred stock), and by including the dilutive effect of outstanding stock options in the weighted average number of common shares outstanding for each period. Details of the calculation are as follows:


                                                        Three Months         Six Months
                                                       Ended June 30,       Ended June 30,
                                                       --------------       --------------
                                                       2000      1999       2000      1999
                                                       ----      ----       ----      ----
                                                     (in thousands, except per share amounts)
Net Income (Loss) per share - basic:
Net Income (loss)................................  $  4,210  $  1,001   $ (4,695) $  1,965

Less: preferred dividends........................      (173)     (173)      (345)     (345)
                                                   --------  --------   --------  --------
Net income (loss) available to common
  stockholders...................................  $  4,037  $    828   $ (5,040) $  1,620
                                                   ========  ========   ========  ========
Weighted average shares - basic..................    23,882    22,717     23,582    22,717
                                                   ========  ========   ========  ========
Net income (loss) per share - basic..............  $   0.17  $   0.04   $  (0.21) $   0.07
                                                   ========  ========   ========  ========



Net Income per share - diluted:
Net Income.......................................  $  4,210  $  1,001          *  $  1,965
                                                   ========  ========   ========  ========

Weighted average shares outstanding..............    23,882    22,717          *    22,717
Assumed conversion of preferred stock as
  of the later of the date of issuance
  of the preferred stock or the beginning
  of the fiscal period presented, at the
  conversion rates that would have been
  in effect at such dates........................     9,815     8,740          *     8,740

Dilutive effect of stock options.................     2,071       106          *       106
                                                   --------  --------   --------  --------
Weighted average shares - diluted................    35,768    31,563          *    31,563
                                                   ========  ========   ========  ========
Net income per share - diluted...................  $   0.12  $   0.03          *  $   0.06
                                                   ========  ========   ========  ========

* Common stock equivalent shares, such as redeemable convertible preferred stock and stock options, have been excluded in the computation for the six months ended June 30, 2000, as their effect is antidilutive. As a result, the computation for diluted loss per share does not differ from basic loss per share.


2. RECEIVABLES, NET

                                                    June 30,        December 31,
                                                      2000              1999
                                                      ----              ----
                                                         (in thousands)

Accounts receivable - billed to customers          $ 48,258          $ 30,226
Unbilled receivables on completed projects
  accounted for under the completed contract
  method.........................................     9,887             4,908
Costs and estimated earnings in excess of
  billings on projects accounted for under the
  percentage-of-completion method................     2,269             3,858
Unbilled receivables on cost-plus contracts......     8,083             6,066
Costs of uncompleted projects accounted for
  under the completed contract method............     9,658             6,138
Retainage........................................     1,218             1,154
                                                   --------          --------
                                                     79,373            52,350
Less: allowance for uncollectible amounts........    (4,996)           (3,602)
                                                   --------          --------
                                                   $ 74,377          $ 48,748
                                                   ========          ========

          For the six months ended June 30, 2000 and the year ended December 31, 1999, the Company's provision for uncollectible amounts was $1.9 million and $1.5 million, respectively. The amounts written off against the provision for those periods were $1.1 million and $0.6 million, respectively.

          Amounts retained by customers related to projects which are progress-billed may be outstanding for periods that exceed one year.

3. NOTES PAYABLE AND OTHER FINANCING ARRANGEMENTS

          On March 8, 2000, the Company's revolving credit facility with banks was increased to $20 million and its expiration date was extended to June 2003. In addition, the amendment released the restriction on acquisition of other businesses in excess of $250,000 in any calendar year, and also provides for the release of the following, upon consummation of an initial public offering: restriction on payment of cumulative dividends on preferred stock and personal guarantees of the Company's stockholders.

4. RELATED PARTY TRANSACTIONS

          On May 1, 2000, the Company entered into a ten-year lease for a garage and warehouse facility in Long Island City, New York. The lease payments are $0.5 million per year commencing May 1, 2000. The facility is leased from an entity which is owned by the Company's two principal common stockholders.

5. CONTINGENCIES

          From time to time, the Company is involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. On or about March 31, 2000 a former employee filed a lawsuit against the Company and certain of the Company's employees, officers and directors in the U.S. District Court for the Southern District of New York, seeking, among other things, reinstatement with back and front pay, compensatory damages in excess of $5,050,000, punitive damages, costs and attorneys' fees based upon allegations of sexual harassment, employment discrimination and retaliation. The Company intends to defend this claim vigorously. As this litigation is still in its early stages, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company's financial condition or results of operations.

6. STOCK OPTIONS AND AWARDS

          During the three and six months ended June 30, 2000, 428,500 and 2,431,000 options, respectively, were granted. As of June 30, 2000, 4,896,312 options were outstanding.

          For certain options and restricted stock granted in the first quarter of 2000, the exercise or sale prices were determined by the Board of Directors at dates of grant to be equal to the fair value of the underlying stock, however such exercise or sale prices were subsequently determined to be lower than the deemed fair values for financial reporting purposes of the underlying common stock on the date of grant. Accordingly, for those options and restricted stock grants, the Company recorded deferred non-cash stock-based compensation of $41.7 million in the first quarter of 2000. Amortization of such deferred non-cash stock-based compensation for the three and six months ended June 30, 2000 was $19.4 and $21.6 million, respectively. Deferred tax benefits of $5.7 million and $6.5 million were recorded in the three and six months ended June 30, 2000, respectively, in connection with amortization of deferred non-cash stock-based compensation related to non-qualified options, to the extent that the Company expects to realize such tax benefits.

7. SUBSEQUENT EVENT

            On July 6, 2000, the Company effected a 1-for-2 reverse stock split of the Company's common stock with no change in par value. Accordingly, the stock split has been recognized by reclassifying $22,717, the par value reduction in shares resulting from the split, from common stock to retained earnings. Retained earnings, common stock, per share and shares outstanding data in the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements have been retroactively restated to reflect this stock split.

          On July 6, 2000, the Company filed an amendment to its Restated Certificate of Incorporation. This amendment decreased the shares of authorized common stock from 94,461,542 to 50,000,000 shares.

          On July 31, 2000, the Company filed a Second Amended and Restated Certificate of Incorporation. Among other things, this restated certificate increased the shares of authorized common stock from 50,000,000 to 120,000,000 and authorized the issuance of up to 5,000,000 shares of preferred stock, the terms of which can be set at the discretion of the board of directors of the Company.

          On August 2, 2000, the Company completed an initial public offering of 6,900,000 shares of its common stock at a price of $15.00 per share. The Company received net proceeds of $96.3 million after underwriting discount and before expenses of the offering. The Company used $10.1 million of the proceeds to repay notes payable to banks, and $1.1 million to pay dividends on outstanding preferred shares accrued since January 1, 1999. All outstanding shares of redeemable convertible preferred stock were converted into 9,814,624 shares of common stock as of August 2, 2000.

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

          The following discussion and analysis provides information which should be read in conjunction with the historical consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-Q.

OVERVIEW

          We provide outsourced local telecommunications network services to telecommunications companies by supplying the expertise and resources needed to enable our customers to build and connect their networks to other telecommunications companies and individual end users. For the three and six months ended June 30, 2000, approximately 78% and 79%, respectively, of our revenues were earned from services provided in the New York metropolitan region, including New York City, New Jersey, Long Island and Westchester. Our customers for the design and deployment of telecommunications networks are large, well-established telecommunications carriers as well as smaller, early stage telecommunications carriers. We have derived a significant portion of our revenues from a limited number of customers. For the three and six months ended June 30, 2000, we derived approximately 23% of our revenues from our largest customer and 12% of our revenues from our second largest customer.

RESULTS OF OPERATIONS

FOR THE SECOND QUARTER OF 2000 COMPARED TO THE SECOND QUARTER OF 1999.

          Revenues. Our revenues increased by 122% to $65.0 million for the second quarter of 2000 from $29.4 million in the second quarter of 1999. The increase in revenues was primarily attributable to higher demand for our services from customers as they expanded their telecommunications networks.

          Cost of revenues. Our cost of revenues increased by 96% to $48.5 million for the second quarter of 2000 from $24.8 million in the second quarter of 1999. The increase was due in part to increased technical personnel in support of additional demand from customers for our services and in part to an increase in our fleet of specialty vehicles. The costs of technical personnel are comprised of wages, related benefits and payroll-based insurance premiums. Cost of revenues declined to 75% of total revenues in the second quarter of 2000 from 84% in the same period of 1999, because an increased portion of our revenues was derived from higher-margin network upgrade and maintenance services this year.

          General, administrative and marketing expenses. Our general, administrative and marketing expenses increased 147% to $6.2 million for the second quarter of 2000 from $2.5 million in the second quarter of 1999. The increase was primarily due to salaries and related benefits for additional executive and administrative personnel required to support our increased revenues and in part to an increase in rent expense for additional office space and equipment this year.

          Non-cash stock-based compensation. We recorded amortization of non-cash stock-based compensation of $2.2 million in the second quarter of 2000 related to options and restricted stock previously granted at exercise prices determined by our board of directors at dates of grant to be equal to the fair value of the underlying stock, but with respect to which, for financial reporting purposes, the exercise or sales prices were subsequently determined to be lower than the deemed fair values of the underlying common stock at dates of grant.

          Interest expense. Interest expense increased to $0.3 million for the second quarter of 2000 from $0.2 million in the second quarter of 1999. The increase was due to a higher level of borrowings under our revolving credit line and increases in equipment and capital lease obligations.

          Provision for income taxes. Our effective tax rate is approximately 46% because a significant portion of our operations is currently concentrated in New York City, which subjects us to a local tax on income derived in that jurisdiction.

FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

          Revenues. Our revenues increased by 145% to $121.2 million for the six months ended June 30, 2000 from $49.5 million for the six months ended June 30, 1999. The increase in revenues was primarily attributable to higher demand for our services from customers as they expanded their telecommunications networks.

          Cost of revenues. Our cost of revenues increased by 122% to $91.1 million for the six months ended June 30, 2000 from $41.0 million for the six months ended June 30, 1999. The increase was due in part to increased technical personnel in support of additional demand from customers for our services and to an increase in our fleet of specialty vehicles. Cost of revenues declined to 75% of total revenues for the six months ended June 30, 2000 from 83% in the same period of 1999, because an increased portion of our revenues was derived from higher-margin network upgrade and maintenance services this year.

          General, administrative and marketing expenses. Our general, administrative and marketing expenses increased 136% to $10.4 million for the six months ended June 30, 2000 from $4.4 million for the six months ended June 30, 1999. The increase was primarily due to $2.7 million for additional salaries and related benefits for new executive and administrative personnel required to support our increased revenues. In addition, the provision for unrealizable accounts receivable increased by $0.7 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 as a result of our increased level of revenues.

          Non-cash stock-based compensation. We recorded amortization of non-cash stock-based compensation of $21.7 million for the six months ended June 30, 2000 related to options and restricted stock granted during that period at exercise prices determined by our board of directors at dates of grant to be equal to the fair value of the underlying stock, but with respect to which, for financial reporting purposes, the exercise or sales prices were subsequently determined to be lower than the deemed fair values of the underlying common stock at dates of grant.

          Operating income. Operating income for the six months ended June 30, 2000 (before amortization of deferred non-cash stock-based compensation) was $19.7 million, compared with $4.1 million for the six months ended June 30, 1999. After giving effect to amortization of deferred non-cash stock-based compensation, operating loss for the six months ended June 30, 2000 was $2.0 million.

          Interest expense. Interest expense increased to $0.7 million for the six months ended June 30, 2000 from $0.5 million for the six months ended June 30, 1999. The increase was due to a higher level of borrowings under our revolving credit line and increases in equipment and capital lease obligations.

          Provision for income taxes. Our normal effective tax rate is approximately 46% because a significant portion of our operations is currently concentrated in New York City, which subjects us to a local tax on income derived in that jurisdiction. However, amortization of deferred non-cash stock-based compensation ($21.7 million for the six months ended June 30, 2000) relates to both incentive stock options and nonqualified stock options, but tax benefits are not available for compensation expense recorded in connection with incentive stock options. Deferred tax benefits of $6.5 million were recorded for the six months ended June 30, 2000 in connection with non-cash stock-based compensation related to nonqualified stock options.

LIQUIDITY AND CAPITAL RESOURCES

          Cash used in operations is primarily derived from our projects in process and changes in working capital. Net cash used in operations was $1.3 million for the six months ended June 30, 2000. For the six months ended June 30, 2000, our primary use of cash was to finance higher receivables, which increased by $27.0 million as a result of our increased revenues. This use of cash was offset in part by increases in accounts payable, accrued liabilities, and billings in excess of costs and estimated earnings on uncompleted contracts.

          Cash used in investing activities was $2.7 million for the six months ended June 30, 2000. Investing activities consist of capital expenditures to support our growth.

          Net cash provided by financing activities for the first six months of 2000 was $4.5 million, comprised of $5.2 million in proceeds from exercises of stock options and sales of restricted stock, and net borrowings under our revolving credit facility of $0.8 million, offset by payments of $0.8 million on a subordinated note payable to a stockholder, payments of $0.1 million to related parties and $0.6 million of repayments on equipment loans and capital leases.

          As of June 30, 2000, we had cash of $1.7 million and $10.4 million of availability under our bank credit facility.

          We have no material commitments other than obligations under our bank credit facility, installment obligations related to equipment purchases, leases for facilities, computer equipment and vehicles, and subordinated notes payable to stockholders.


ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

          The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. We do not believe that our exposure to market risk is material.

          As of June 30, 2000, we had cash of $1.7 million. As of August 2, 2000, we completed an offering of 6,900,000 shares of common stock for net proceeds of $96.3 million. We intend to invest those net proceeds in interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in the market interest rates by 10 percent from the rates in effect on the date of this Form 10-Q would cause the fair value of these short-term investments to decline by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

          We do not own any investments in publicly traded equity securities. Therefore, we do not currently have any direct equity price risk.

          We do not have any international operations, and we do not enter into forward exchange contracts or other financial instruments with respect to foreign currency. Accordingly, we do not have any foreign currency exchange rate risk.

FORWARD LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statement that describe the Company's objectives, plans or goals also are forward-looking statements. The Company's operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings
          -----------------

          From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. In addition, on or about March 31, 2000 a former employee, Italia Casella, filed a lawsuit against us in the U.S. District Court for the Southern District of New York, naming as defendants Lexent, Hugh O'Kane Electric Co., Hugh O'Kane Electric Co., LLC, National Network Technologies, LLC, and certain of our employees, officers and directors. Casella seeks, among other things, reinstatement with back and front pay, compensatory damages in excess of $5,050,000, punitive damages, costs and attorneys' fees based upon allegations of sexual harassment, employment discrimination and retaliation. Our management intends to defend this claim vigorously. As this litigation is still in its early stages, we are not yet able to determine whether the resolution of this matter will have a material adverse effect on our financial condition or results of operations.


ITEM 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          (a) As part of the consummation of our initial public offering ("IPO") on August 2, 2000, we completed a recapitalization which included the conversion of our Series A Convertible Preferred Stock, par value $.001 per share ("redeemable convertible preferred stock") and the accrued and unpaid dividends through December 31, 1998 on such stock into an aggregate 9,814,624 shares of our common stock. The conversion ratio, calculated in accordance with the terms of the redeemable convertible preferred stock, was 1.77209 shares of common stock per share of preferred stock. The remainder of the accrued and unpaid dividends on the redeemable convertible preferred stock was paid in cash to the holders thereof out of the proceeds received by us in the IPO. See Item 2 (d).

          (c) During the period from April 1, 2000 to June 30, 2000, we issued 202,500 shares of common stock upon the exercise of stock options granted under our stock option plan. The exercise price for such options was $0.49 per share. This issuance of securities was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Rule 701 under the Securities Act or as a private placement under Section 4(2) of the Securities Act.

          (d) On August 2, 2000, we completed an IPO of 6,900,000 shares of our common stock at a price per share of $15.00 (including 900,000 shares that were subject to the underwriters' overallotment option, which was exercised in full). The aggregate offering price was $103,500,000. The amount of all applicable underwriting discounts and commissions was $7,245,000. The amount of all other issuance costs incurred by us was approximately $1,425,000. After deducting all underwriting discounts and commissions and other issuance costs, the total net proceeds we received was $94,830,000.

          Of the net proceeds of the IPO, approximately $10.1 million were used to prepay a portion of the outstanding balance (including any accrued interest thereon) under our revolving credit facility. We also used $1.1 million of the net proceeds to pay dividends accrued after December 31, 1998 on the redeemable convertible preferred stock converted to common stock upon consummation of our IPO. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments. Other than the payment of dividends accrued after December 31, 1998 on our redeemable convertible preferred stock, none of the net proceeds from our IPO were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of our equity securities or any of out affiliates.

          The effective date of our registration statement on Form S-1 was July 27, 2000, and the Commission file number assigned to the registration statement was 333-30660. The IPO was completed upon the sale of all securities registered. Credit Suisse First Boston Corporation, Chase Securities, Inc. and Raymond James & Associates, Inc. acted as lead underwriters for the IPO.

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On June 30, 2000, the holders of more than a majority of each class of our capital stock then outstanding acted by written consent to approve an amendment to our Amended and Restated Certificate of Incorporation which authorized a one-for-two reverse stock split of our common stock. The reverse stock split took effect on July 6, 2000.


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

         (a)  Exhibits:
              --------

              The following exhibits are filed as part of this report:

                      Exhibit No.                        Description
                      -----------                        -----------

                      10.1                               Underwriting Agreement
                      27.1                               Financial Data Schedule

         (b)  Reports:
              -------

              None.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     LEXENT INC.
                                                     (Registrant)


                                               By:   /s/ ALF T. HANSEN
                                                     ---------------------------
                                                     Alf T. Hansen
                                                     President and
                                                     Chief Executive Officer, on
                                                     behalf of the Registrant


                                               By:   /s/ JONATHAN H. STERN
                                                     ---------------------------
                                                     Jonathan H. Stern
                                                     Executive Vice President
                                                     and Chief Financial Officer

August 22, 2000