Form 10-Q
period 2000-09-30
LEXENT INC
filed 2000-11-13
CIK 1105503

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2000.


[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-31105

                                   LEXENT INC

                              --------------------

             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3990223
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     Three New York Plaza
     New York, New York                                        10004
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code: 212-981-0700
                                                    ------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X         No
                               ----          ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 41,077,738 shares outstanding as of November 10, 2000.

                          LEXENT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------
ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of September 30,
          2000 (unaudited) and December 31, 1999                            3

          Condensed Consolidated Statements of Income for the Three
          Months Ended September 30, 2000 (unaudited) and 1999
          (unaudited) and the Nine Months Ended September 30, 2000
          (unaudited) and 1999 (unaudited)                                  4

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 2000 (unaudited) and 1999
          (unaudited)                                                       5

          Notes to Condensed Consolidated Financial Statements              7

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk       12

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                14

ITEM 2.   Changes in Securities and Use of Proceeds                        14

ITEM 4.   Submission of Matters to a Vote of Security Holders              15

ITEM 6.   Exhibits and Reports on Form 8-K                                 15


SIGNATURES                                                                 16

                     PART I. FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                          LEXENT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands except per share amounts)

                                                                                    September 30,        December 31,
                                                                                         2000                1999
                                                                                         ----                ----
                           Assets:                                                  (unaudited)
Current Assets:
  Cash and cash equivalents                                                            $  81,762           $  1,158
  Receivables, net                                                                        89,290             48,748
  Prepaid expenses and other current assets                                                  942                156
  Deferred tax asset, net                                                                 10,436              3,592
                                                                                       ---------           --------
       Total current assets                                                              182,430             53,654

Property and equipment, net                                                               11,826              6,180
Other assets                                                                               1,550                545
                                                                                       ---------           --------
       Total assets                                                                    $ 195,806           $ 60,379
                                                                                       =========           ========

                 Liabilities and Stockholders' Equity:

Current liabilities:
  Accounts payable                                                                     $  17,583           $  8,434
  Accrued liabilities                                                                     18,602              9,613
  Income taxes payable                                                                     2,199              5,798
  Billings in excess of costs and estimated earnings on uncompleted projects               4,818              1,084
  Subordinated note payable to stockholder                                                 1,582              1,582
  Equipment and capital lease obligations                                                  1,479              1,014
  Due to related parties                                                                     241                432
                                                                                       ---------           --------
       Total current liabilities                                                          46,504             27,957

Subordinated notes payable to stockholders                                                 3,956              5,533
Notes payable to banks                                                                     2,000              8,841
Equipment and capital lease obligations                                                    2,263              1,842
                                                                                       ---------           --------
       Total liabilities                                                                  54,723             44,173
                                                                                       ---------           --------
Redeemable convertible preferred stock at stated
liquidation preference $2.2553 per share at December
31, 1999, $0.001 par value, 5,538,458 shares                                                   -             12,491
authorized, issued and outstanding                                                     ---------           --------

Stockholders' equity:
  Common stock, $.001 par value, 120,000,000 shares
  authorized, 40,964,286 and 22,919,100 shares
  outstanding at September 30, 2000 and December
  31, 1999, respectively                                                                      41                 23
  Additional paid-in capital                                                             165,296             11,787
  Deferred stock-based compensation                                                      (24,949)            (7,142)
  Retained earnings                                                                          695               (953)
                                                                                       ---------           --------
       Total stockholders' equity                                                        141,083              3,715
                                                                                       ---------           --------
       Total liabilities and stockholders' equity                                      $ 195,806           $ 60,379
                                                                                       =========           ========
 See accompanying notes to condensed consolidated financial statements.


                          LEXENT INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands except per share amounts)
                                   (unaudited)

                                                                  For the Three Months                      For the Nine Months
                                                                  Ended September 30,                       Ended September 30,
                                                                2000              1999                     2000            1999
                                                                ----              ----                     ----            ----
Revenues                                                      $ 82,412          $ 46,020                 $203,649        $ 95,542
Cost of sales                                                   61,030            36,362                  151,077          76,812
General, administrative and marketing expenses                   6,344             3,220                   16,389           7,684
Depreciation and amortization                                      892               423                    2,339             897
Non-cash stock based compensation                                2,244                11                   23,915              30
                                                              --------          --------                 --------        --------
Operating income                                                11,902             6,004                    9,929          10,119
Interest expense                                                   283               290                    1,017             752
Other expense(income), net                                        (883)               39                     (889)             39
                                                              --------          --------                 --------        --------
Income before income taxes                                      12,502             5,675                    9,801           9,328
Provision for income taxes                                       5,762             2,622                    7,756           4,310
                                                              --------          --------                 --------        --------
Net income                                                    $  6,740          $  3,053                 $  2,045        $  5,018
                                                              ========          ========                 ========        ========
Net income per share:
  Basic                                                       $   0.19          $   0.13                 $   0.06        $   0.20
                                                              ========          ========                 ========        ========
  Diluted                                                     $   0.16          $   0.09                 $   0.05        $   0.16
                                                              ========          ========                 ========        ========
Weighted average common shares outstanding:
     Basic                                                      35,124            22,717                   27,429          22,717
                                                              ========          ========                 ========        ========
     Diluted                                                    40,854            32,477                   37,339          31,868
                                                              ========          ========                 ========        ========


 See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                             (dollars in thousands)
                                   (unaudited)

                                                               2000        1999
                                                               ----        ----
Cash flows from operating activities:
  Net income                                                $  2,045    $  5,018
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Loss on disposition of assets                                 18           -
    Provision for uncollectible amounts, net                   3,134       1,212
    Depreciation and amortization                              2,339         897
    Non-cash stock based compensation                         23,915          30
    Provision for deferred taxes                              (6,844)        522
    Changes in working capital items:
      Receivables                                            (43,676)    (16,245)
      Prepaid expenses and other current assets                 (786)        161
      Other assets                                              (376)       (339)
      Accounts payable                                         9,149       4,631
      Accrued liabilities                                      8,989       3,271
      Income taxes payable                                    (3,495)        (99)
      Billings in excess of costs and estimated
      earnings on uncompleted contracts                        3,734       1,446
                                                            --------    --------
        Net cash (used in) provided by operating
          activities                                          (1,854)        505

Cash from investing activities:
  Capital expenditures and acquisitions                       (6,819)     (1,975)
  Proceeds from sale of fixed assets                              13           -
                                                            --------    --------
        Net cash used in investing activities                 (6,806)     (1,975)
                                                            --------    --------
Cash flows from financing activities:
  Proceeds from exercise of stock options and
  sales of restricted stock                                    5,905           -
  Preferred dividends paid                                    (1,087)          -
  Proceeds from initial public offering of common stock       96,255           -
  Payments of equity issuance costs                           (2,260)          -
  Repayment of subordinated notes payable to stockholders     (1,577)     (1,582)
  Net (repayments)borrowings under revolving credit line      (6,841)      2,855
  Net (payments)borrowings (to)from related parties             (191)        236
  Repayment of equipment loans and capital leases               (940)       (399)
                                                            --------    --------
        Net cash provided by financing activities             89,264       1,110
                                                            --------    --------
Net increase (decrease) in cash                               80,604        (360)

Cash and cash equivalents at beginning of period               1,158       1,495
                                                            --------    --------
Cash and cash equivalents at end of period                  $ 81,762    $  1,135
                                                            ========    ========


 See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                             (dollars in thousands)
                                   (unaudited)

                                                             2000          1999
                                                             ----          ----
Supplemental cash flow information:
  Cash paid for:
    Interest                                             $   1,093       $   683
    Income taxes                                         $  18,094       $ 3,902

Supplemental disclosures of noncash investing
and financing activities:
  Property, plant and equipment additions
  financed by equipment loans and capital leases         $   1,826         1,442
  Accrued dividends on preferred shares                  $     104       $   516


 See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)

     The condensed consolidated financial statements of Lexent Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at September 30, 2000 and the results of its operations and cash flows for the periods ended September 30, 2000 and September 30, 1999. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto for the fiscal year ended December 31, 1999 included in the Company's final prospectus filed with the SEC on July 27, 2000. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

1.  NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income (after deducting dividends declared on preferred stock) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of other securities by assuming the redeemable convertible preferred stock had been converted into common stock as of the later of the date of issuance of the preferred stock or the beginning of the fiscal period presented, at the conversion rates that would have been in effect at such dates (and without deducting from net income dividends declared on preferred stock), and by including the dilutive effect of outstanding stock options in the weighted average number of common shares outstanding for each period. Details of the calculations are as follows:

                                                  Three Months             Nine Months
                                               Ended September 30,     Ended September 30,
                                               -------------------     -------------------
                                                 2000       1999         2000       1999
                                                 ----       ----         ----       ----
                                                 (in thousands, except per share amounts)
Net Income per share - basic:

Net income ................................   $  6,740    $  3,053    $  2,045    $  5,018

Less: preferred dividends .................        (53)       (171)       (397)       (516)
                                              --------    --------    --------    --------
Net income available to
 common stockholders ......................   $  6,687    $  2,882    $  1,648    $  4,502
                                              ========    ========    ========    ========
Weighted average shares - basic ...........     35,124      22,717      27,429      22,717
                                              ========    ========    ========    ========
Net income per share - basic ..............   $   0.19    $   0.13    $   0.06    $   0.20
                                              ========    ========    ========    ========
Net Income per share - diluted:

Net income ................................   $  6,740    $  3,053    $  2,045    $  5,018
                                              ========    ========    ========    ========
Weighted average shares - basic ...........     35,124      22,717      27,429      22,717

Assumed conversion of
  preferred stock as
  of the later of the
  date of issuance
  of the preferred
  stock or the beginning
  of the fiscal period
  presented, at the
  conversion rates that
  would have been in
  effect at such dates ....................      3,272       8,740       7,634       8,740

Dilutive effect of stock options ..........      2,458       1,020       2,276         411
                                              --------    --------    --------    --------
Weighted average shares - diluted .........     40,854      32,477      37,339      31,868
                                              ========    ========    ========    ========
Net income per share - diluted ............   $   0.16    $   0.09    $   0.05    $   0.16
                                              ========    ========    ========    ========

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)

2.  RECEIVABLES, NET

                                                        September 30,     December 31,
                                                            2000              1999
                                                            ----              ----
                                                                (in thousands)
Accounts receivable - billed to customers ..........     $ 57,605         $ 30,226
Unbilled receivables on completed projects
  accounted for under the completed contract
  method ...........................................       11,614            4,908
Costs and estimated earnings in excess of
  billings on projects accounted for under
  the percentage-of-completion method ..............        3,617            3,858
Unbilled receivables on cost-plus contracts ........        7,357            6,066
Costs of uncompleted projects accounted for
  under the completed contract method ..............       13,497            6,138
Retainage ..........................................        2,336            1,154
                                                         --------         --------
                                                           96,026           52,350
Less: allowance for uncollectible amounts ..........       (6,736)          (3,602)
                                                         --------         --------
                                                         $ 89,290         $ 48,748
                                                         ========         ========


     For the nine months ended September 30, 2000 and 1999, the Company's provision for uncollectible amounts was $4.6 million and $1.5 million, respectively. The amounts written off against the allowance for those periods were $1.5 million and $0.3 million, respectively.

     Amounts retained by customers related to projects that are progress-billed may be outstanding for periods that exceed one year.

3.  NOTES PAYABLE AND OTHER FINANCING ARRANGEMENTS

     On March 8, 2000, the Company's revolving credit facility with banks was increased to $20 million and its expiration date was extended to September 2003.

4.  RELATED PARTY TRANSACTIONS

     On May 1, 2000, the Company entered into a ten-year lease for a garage and warehouse facility in Long Island City, New York. The lease payments are $0.5 million per year commencing May 1, 2000. The facility is leased from an entity that is owned by the Company's two principal common stockholders.

     On August 31, 2000, the Company repaid $0.4 million of subordinated notes payable to its two principal common stockholders.

5.  CONTINGENCIES

     From time to time, the Company is involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. On or about March 31, 2000 a former employee filed a lawsuit against the Company and certain of the Company's employees, officers and directors in the U.S. District Court for the Southern District of New York, seeking, among other things, reinstatement with back and front pay, compensatory damages in excess of $5,000,000, punitive damages, costs and attorneys' fees, based upon allegations of sexual harassment, employment discrimination and retaliation. The Company intends to defend this claim vigorously. As this litigation is still in the discovery phase, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company's financial condition or results of operations.

6.  STOCKHOLDERS' EQUITY

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

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)

     On July 31, 2000, the Company filed a Second Amended and Restated Certificate of Incorporation. Among other things, the restated certificate increased the shares of authorized common stock from 50,000,000 to 120,000,000 shares and authorized the issuance of up to 5,000,000 shares of preferred stock, the terms of which are set at the discretion of the Board of Directors.

     On August 2, 2000, the Company completed an initial public offering of 6,900,000 shares of its common stock at a price of $15.00 per share. The Company received net proceeds of $96.3 million after underwriting discount and before expenses of the offering. The Company used $10.1 million of the proceeds to repay notes payable to banks, and $1.1 million to pay dividends on outstanding preferred shares accrued from January 1, 1999. All outstanding shares of redeemable convertible preferred stock were converted into 9,814,624 shares of common stock on August 2, 2000.

7.  STOCK OPTIONS AND AWARDS

     During the three and nine months ended September 30, 2000, 2,172,100 and 4,603,100 options, respectively, were granted. As of September 30, 2000, 6,896,450 options were outstanding.

     For certain options and restricted stock granted in the first quarter of 2000, the exercise or sale prices were determined by the Board of Directors at dates of grant to be equal to the fair value of the underlying stock, however such exercise or sale prices were subsequently determined to be lower than the deemed fair values for financial reporting purposes of the underlying common stock on the date of grant. Accordingly, for those options and restricted stock grants, the Company recorded deferred stock-based compensation of $41.7 million in the first quarter of 2000. Amortization of such deferred stock-based compensation for the three and nine months ended September 30, 2000 was $2.2 and $23.9 million, respectively. Deferred tax benefits of $0.9 million and $7.4 million were recorded in the three and nine months ended September 30, 2000, respectively, in connection with amortization of deferred stock-based compensation related to non-qualified options, to the extent that the Company expects to realize such tax benefits.

8.  ACQUISITION

     On September 15, 2000, the Company purchased certain assets of Communications Planning and Services, Inc., which provides certain design and implementation services for communications systems. The acquisition was accounted for under the purchase method of accounting. The purchase price was $0.7 million, of which $0.4 million was allocated to goodwill and is being amortized over ten years.

9.  SUBSEQUENT EVENT

     On October 2, 2000, the Company purchased certain assets of Magnetic Electric Construction Corp., which provides certain electrical services. The purchase price was $1.3 million, comprised of $0.7 million in cash and 23,077 common shares of the Company valued at approximately $0.6 million on October 2, 2000. The acquisition was accounted for under the purchase method of accounting, and approximately $1.2 million of the purchase price was allocated to goodwill and is being amortized over ten years.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

     The following discussion and analysis provides information that should be read in conjunction with the historical condensed consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-Q.

OVERVIEW

     We provide outsourced local telecommunications network services to telecommunications companies by supplying the expertise and resources needed to enable our customers to build and connect their networks to other telecommunications companies and individual end users. For the three and nine months ended September 30, 2000, approximately 70% and 75%, respectively, of our revenues were earned from services provided in the New York metropolitan region, including New York City, New Jersey, Long Island and Westchester. Our customers for the design and deployment of telecommunications networks are large, well-established telecommunications carriers as well as smaller, early stage telecommunications carriers. We have derived a significant portion of our revenues from a limited number of customers. For the three and nine months ended September 30, 2000, we derived approximately 28% and 25%, respectively, of our revenues from our largest customer and 10% of our revenues from our second largest customer.

RESULTS OF OPERATIONS

THIRD QUARTER OF 2000 COMPARED TO THIRD QUARTER OF 1999.

     Revenues. Our revenues increased by 79% to $82.4 million for the third quarter of 2000 from $46.0 million in the third quarter of 1999. The increase in revenues was primarily attributable to higher demand for our services from customers as they expanded their telecommunications networks.

     Cost of revenues. Our cost of revenues increased by 68% to $61.0 million for the third quarter of 2000 from $36.4 million in the third quarter of 1999. The increase was due in part to increased technical personnel in support of additional demand from customers for our services and in part to an increase in rent expense for additional space and an increase in our fleet of specialty vehicles. The costs of technical personnel are comprised of wages, related benefits and payroll-based insurance premiums. Cost of revenues declined to 74% of total revenues in the third quarter of 2000 from 79% in the same period of 1999, because the rate of increase in our revenues was higher than the rate of increase in our overhead expenses.

     General, administrative and marketing expenses. Our general, administrative and marketing expenses increased 97% to $6.3 million for the third quarter of 2000 from $3.2 million in the third quarter of 1999. The increase was primarily due to salaries and related benefits for additional executive and administrative personnel required to support our increased revenues.

     Non-cash stock-based compensation. We recorded amortization of non-cash stock-based compensation of $2.2 million in the third quarter of 2000

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)

related to options and restricted stock previously granted at exercise prices determined by our Board of Directors at dates of grant to be equal to the fair value of the underlying stock, but with respect to which, for financial reporting purposes, the exercise or sales prices were subsequently determined to be lower than the deemed fair values of the underlying common stock at dates of grant.

     Provision for income taxes. Our effective tax rate is approximately 45% because a significant portion of our operations is currently concentrated in New York City, which subjects us to a local tax on income derived in that jurisdiction.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

     Revenues. Our revenues increased by 113% to $203.6 million for the nine months ended September 30, 2000 from $95.5 million for the nine months ended September 30, 1999. The increase in revenues was primarily attributable to higher demand for our services from customers as they expanded their telecommunications networks.

     Cost of revenues. Our cost of revenues increased by 97% to $151.1 million for the nine months ended September 30, 2000 from $76.8 million for the nine months ended September 30, 1999. The increase was due in part to increased technical personnel in support of additional demand from customers for our services, an increase in rent expense for additional office space and equipment and to an increase in our fleet of specialty vehicles. Cost of revenues declined to 74% of total revenues for the nine months ended September 30, 2000 from 80% in the same period of 1999, because the rate of increase in our revenues was higher than the rate of increase in our overhead expenses.

     General, administrative and marketing expenses. Our general, administrative and marketing expenses increased 113% to $16.4 million for the nine months ended September 30, 2000 from $7.7 million for the nine months ended September 30, 1999. The increase was primarily due to $4.3 million for additional salaries and related benefits for new executive and administrative personnel required to support our increased revenues.

     Non-cash stock-based compensation. We recorded amortization of non-cash stock-based compensation of $23.9 million for the nine months ended September 30, 2000 related to options and restricted stock granted during that period at exercise prices determined by our Board of Directors at dates of grant to be equal to the fair value of the underlying stock, but with respect to which, for financial reporting purposes, the exercise or sales prices were subsequently determined to be lower than the deemed fair values of the underlying common stock at dates of grant.

     Operating income. Operating income for the nine months ended September 30, 2000 (before amortization of deferred non-cash stock-based compensation) was $33.8 million, compared with $10.1 million for the nine months ended September 30, 1999. After giving effect to amortization of deferred non-cash stock-based compensation, operating income for the nine months ended September 30, 2000 was $9.9 million.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)

     Interest expense. Interest expense increased to $1.0 million for the nine months ended September 30, 2000 from $0.8 million for the nine months ended September 30, 1999. The increase was due to a higher level of borrowings under our revolving credit line and increases in equipment and capital lease obligations.

     Provision for income taxes. Our normal effective tax rate is approximately 45% because a significant portion of our operations is currently concentrated in New York City, which subjects us to a local tax on income derived in that jurisdiction. However, amortization of deferred non-cash stock-based compensation ($23.9 million for the nine months ended September 30, 2000) relates to both incentive stock options and nonqualified stock options, but tax benefits are not available for compensation expense recorded in connection with incentive stock options. Deferred tax benefits of $7.4 million were recorded for the nine months ended September 30, 2000 in connection with non-cash stock-based compensation related to nonqualified stock options.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations is primarily derived from our projects in process and changes in working capital. Net cash used in operations was $1.9 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2000, our primary use of cash was to finance higher receivables, which increased by $43.7 million primarily as a result of our increased revenues. This use of cash was offset in part by increases in accounts payable, accrued liabilities, and billings in excess of costs and estimated earnings on uncompleted contracts.

     Cash used in investing activities was $6.8 million for the nine months ended September 30, 2000. Investing activities consist of capital expenditures and acquisitions to support our growth.

     Net cash provided by financing activities for the first nine months of 2000 was $89.3 million, comprised of $96.3 million in proceeds from the initial public offering of common stock and $5.9 million in proceeds from exercises of stock options and sales of restricted stock, offset by payments of equity issuance costs of $2.3 million, net repayments under our revolving credit facility of $6.8 million, payments of $1.6 million on subordinated notes payable to stockholders and payments of preferred dividends of $1.1 million.

     As of September 30, 2000, we had cash and cash equivalents of $81.8 million and we had $18.0 million of availability under our bank credit facility.

     We have no material commitments other than obligations under our bank credit facility, installment obligations related to equipment purchases, leases for facilities, computer equipment and vehicles, and subordinated note payable to stockholder.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. We do not believe that our exposure to market risk is material.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)

     As of September 30, 2000, we had cash and cash equivalents of $81.8 million. Cash and cash equivalents are interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in the market interest rates by 10 percent from the rates in effect on the date of this Form 10-Q would cause the fair value of these short-term investments to decline by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

     We do not own any investments in publicly traded equity securities. Therefore, we do not currently have any direct equity price risk.

     We do not have any international operations, and we do not enter into forward exchange contracts or other financial instruments with respect to foreign currency. Accordingly, we do not have any foreign currency exchange rate risk.

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. The Company's operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)

PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings

          From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. In addition, on or about March 31, 2000 a former employee, Italia Casella, filed a lawsuit against us in the U.S. District Court for the Southern District of New York, naming as defendants Lexent, Hugh O'Kane Electric Co., Hugh O'Kane Electric Co., LLC, National Network Technologies, LLC, and certain of our employees, officers and directors. Casella seeks, among other things, reinstatement with back and front pay, compensatory damages in excess of $5,000,000, punitive damages, costs and attorneys' fees based upon allegations of sexual harassment, employment discrimination and retaliation. Our management intends to defend this claim vigorously. As this litigation is still in the discovery phase, we are not yet able to determine whether the resolution of this matter will have a material adverse effect on our financial condition or results of operations.

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

     (c) During the period from July 1, 2000 to September 30, 2000, we issued an aggregate 169,562 shares of common stock upon the exercise of stock options granted under our stock option plan. The weighted average exercise price for such options was $3.93 per share. These issuances of securities were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Rule 701 under the Securities Act or as a private placement under Section 4(2) of the Securities Act.

     (d) On August 2, 2000, we completed an IPO of 6,900,000 shares of our common stock at a price per share of $15.00 (including 900,000 shares that were subject to the underwriters' overallotment option, which was exercised in full). The aggregate offering price was $103,500,000. The amount of all applicable underwriting discounts and commissions was $7,245,000. The amount of all other issuance costs incurred by us was approximately $2,260,000. After deducting all underwriting discounts and commissions and other issuance costs, the total net proceeds we received was $93,995,000.

          Of the net proceeds of the IPO, approximately $10.1 million were used to prepay a portion of the outstanding balance (including any accrued interest thereon) under our revolving credit facility. We also used $1.1 million of the net proceeds to pay dividends accrued after December 31, 1998 on the redeemable convertible preferred stock converted to common

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)

stock upon consummation of our IPO. In addition, the Company has used $0.4 million to repay subordinated notes payable to our two principal common stockholders and an aggregate $1.4 million to make strategic acquisitions. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments. Other than the payment of dividends accrued after December 31, 1998 on our redeemable convertible preferred stock and the repayment of the subordinated notes payable to our principal common stockholders, none of the net proceeds from our IPO were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of our equity securities or any of our affiliates. The foregoing use of net proceeds does not represent a material change in the use of net proceeds described in the prospectus relating to our IPO.

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

         (a)  Exhibits:

              The following exhibits are filed as part of this report:

                   Exhibit No.                        Description
                   -----------                        -----------

                   27.1                          Financial Data Schedule

         (b)  Reports:

                   None.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LEXENT INC.
                                        (Registrant)

                                   By:  /s/ ALF T. HANSEN
                                      -------------------------------------
                                      Alf T. Hansen
                                      President and
                                      Chief Executive Officer, on
                                      behalf of the Registrant


                                   By:  /s/ JONATHAN H. STERN
                                      -------------------------------------
                                      Jonathan H. Stern
                                      Executive Vice President and
                                      Chief Financial Officer

November 13, 2000