Form 10-K
period 2000-12-31
LEXENT INC
filed 2001-03-28
CIK 1105503

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
MARK ONE
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-31105

                                  LEXENT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3990223
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                              THREE NEW YORK PLAZA
                            NEW YORK, NEW YORK 10004
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (212) 981-0700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS

                         COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 1, 2001, the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock of the Registrant was approximately $35,103,627 on that date.

     The number of shares of the Common Stock of the Registrant outstanding as of March 1, 2001 was 41,205,712.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 3, 2001, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  LEXENT INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I
Item 1.   Business....................................................       2
Item 2.   Properties..................................................       6
Item 3.   Legal Proceedings...........................................       6
Item 4.   Submission of Matters to a Vote of Security Holders.........       7

PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................       7
Item 6.   Selected Consolidated Financial Data........................       9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      10
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................      16
Item 8.   Financial Statements and Supplementary Data.................      16
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................      16

PART III
Item 10.  Directors and Executive Officers of the Registrant..........      17
Item 11.  Executive Compensation......................................      17
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................      17
Item 13.  Certain Relationships and Related Transactions..............      17

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................      17

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are a leading provider of outsourced local telecommunications network services for established and emerging communications companies, including competitive local exchange carriers, Internet service providers and carriers' carriers. Our principal focus is to provide the expertise and resources our customers need to build and connect their networks to other local and long distance carriers and individual end users. Our complete local solution allows our customers to outsource all or a portion of the design, build-out, upgrade and maintenance of their networks. We generally provide services 24 hours a day, seven days a week, to ensure the reliability of these networks.

     Currently, we operate in 15 major national markets. Over the past three years, we have expanded our operations from the New York City metropolitan area into several key markets across the country, including Atlanta, San Jose, Chicago, Miami and Los Angeles in 2000. All of our expansions have been through internal growth. At December 31, 2000, our consolidated revenues were $296.0 million as compared to $150.9 million in 1999, which represents a revenue growth of 96% as compared to 1999. Moreover, virtually all of our revenue growth to date has been internally generated.

     Our largest customers include Level 3 Communications, Winstar Communications, MCI Worldcom, Metromedia Fiber Network, and AT&T. We generated 25.4%, 8.3%, 8.2%, 6.9% and 5.5%, respectively, of our revenues from each of these customers during 2000.

     We also continued to increase and broaden our customer base in 2000. During 2000, we provided service to more than 200 customers, as compared to 74 and 36 customers during 1999 and 1998, respectively.

     Lexent was incorporated in Delaware in January 1998. Our wholly owned subsidiaries, Hugh O'Kane Electric Co., LLC, National Network Technologies LLC, Lexent Services, Inc. and HOK Datacom, Inc. were formed in June 1998, August 1998, May 2000 and November 2000, respectively. In July 1998, Hugh O'Kane Electric Co., Inc., our predecessor company, merged into Lexent, and Lexent issued 22,716,600 shares of common stock to the stockholders of our predecessor. Following the merger, substantially all of our assets were contributed to our subsidiary Hugh O'Kane Electric Co., LLC, and that entity also assumed all of the obligations of Lexent, including those of our predecessor company.

INDUSTRY OVERVIEW

  Growth of the Telecommunications Industry

     The Telecommunications Act of 1996 opened the local telephone market to competition by requiring the incumbent local exchange carriers to provide competitive local exchange carriers with conditional access to their local networks. Competitive local exchange carriers can now offer local, long distance and data services to their customers and are focused on providing the high bandwidth that businesses and consumers are demanding. The telecommunications industry has grown rapidly, and our customers have made large capital investments to build and expand their networks to satisfy the demand for broadband Internet access, wireless communications and enhanced data and voice services.

     We believe the competitive local exchange carriers' share of the growing local telecommunications market may increase significantly, resulting in a future competitive local exchange carrier market substantially larger than today. Certain competitive local exchange carriers have announced plans to build out their networks as quickly as possible to capture a greater share of this expanding opportunity. By supplying the last mile connection directly to their customers, competitive local exchange carriers are able to provide customers with the broadband access that they increasingly need. The challenges of quickly building a complex local network, particularly over the last mile, require competitive local exchange carriers to allocate their resources efficiently. We believe that, increasingly, this has led them to outsource network design, deployment, upgrades and maintenance.

     The demand for broadband Internet access and other enhanced data services is accelerating the adoption of new technologies. High-speed fiber networks are being coupled with broadband wireless technologies to deliver enhanced telecommunications capabilities and applications to new customers and markets. According to International Data Corporation, the market for broadband fixed wireless access services in the United States alone is expected to generate $7.4 billion in revenue by 2003.

     Competitive local exchange carriers are expected to upgrade their networks with new technologies and expand into new geographic regions in order to remain competitive and satisfy the demand for broadband services. Additionally, new carriers are entering the market as a result of deregulation, new technologies and the demand for new services, fueling the development of new networks. These carriers are deploying new networks and expanding and/or upgrading their existing networks and equipment.

     Due to this increasingly competitive environment, telecommunications companies are focused on satisfying customer demand for enhanced services, better quality, faster data transmission and lower prices. The proliferation of telecommunications companies and new technologies has created an environment where speed to market is a critical component of a telecommunication company's success. Telecommunication companies are also faced with the challenge of managing increasingly complex networks and technologies. For example, the ever increasing demand for broadband services and capacity requiring the transmission of large amounts of data creates additional new technological hurdles for companies establishing or upgrading their networks. In this dynamic environment, customer acquisition and retention are key determinants of success. We believe this has led carriers to increasingly prioritize their resources, focusing on revenue generating activities and outsourcing when they can do so effectively.

     We believe the changing environment is also placing significant operational challenges on telecommunications companies. Telecommunication companies must make decisions about which geographic markets to serve and which services and technologies to offer. Personnel challenges and process implementations can present cost uncertainties and operational challenges for carriers to deploy and manage their networks. Additionally, networks are being deployed with equipment from unrelated vendors, posing system integration challenges. This situation is exacerbated by consolidation in the industry, which often entails the integration of distinct networks.

COMPETITION

     Our market is highly competitive and fragmented and is served by numerous vendors. Our primary competitors in the areas where we operate are often the internal departments of our customers and prospective customers and the companies which may be able to provide certain components of the package of services we offer. We may also compete with independent vendors and telecommunications equipment manufacturers. In addition, as there may be relatively few barriers to entry into the markets in which we operate, any organization with adequate financial resources and access to technical expertise and personnel may become our competitor.

     We believe the principal competitive factors in our market include quality and responsiveness of service, industry experience, reputation, the ability to deliver results on time and competitive pricing. In addition, expertise in new and evolving technologies, such as broadband fixed wireless, has become increasingly important. We believe that we can compete effectively on the basis of our experience and reputation in the industry, our knowledge of emerging technologies and familiarity with equipment from multiple vendors, and our highly trained workforce.

GROWTH STRATEGY

     Our objective is to be a nationwide provider of outsourced local telecommunications network services in major metropolitan markets for competitive local exchange carriers, Internet service providers and carriers' carriers. The key elements of our strategy are to:

     Exploit the Rapidly Growing Demand for Broadband Internet Access and Wireless Communications. The demand for high bandwidth connections to the Internet is tremendous and is expected to increase dramatically in the next 10 years. According to International Data Corporation, the number of Internet users worldwide is expected to increase from 196.1 million in 1999 to 502.4 million in 2003 and the market for fixed wireless technologies for voice and data/Internet access services for U.S. businesses is expected to grow from $309.3 million in 1999 to $5.2 billion in 2003. We believe that our customers will increasingly turn to us for the design, deployment, upgrading and maintenance of their networks as these markets grow. Also, according to Vertical Systems Group, approximately 76% of businesses are within one mile of an existing fiber optic network. Our ability to design, deploy, upgrade and maintain the last mile connection has positioned us to capitalize on our customers' goal to complete and enhance these connections to end users.

     Grow Our Base of Leading Customers by Focusing on Customer Satisfaction and Increasing Their Speed to Market. Our customers depend on us to quickly and efficiently design, deploy, upgrade and maintain network assets critical to the success of their businesses. To justify this reliance, we must consistently provide our customers with responsive, reliable and high quality service. We are committed to meeting the needs of our customers and strive to exceed their expectations in quality and speed to market. We believe we have been successful in developing customer loyalty and trust because of our high standards and responsiveness and the fact that a majority of our customers give us repeat business.

     Pursue Client-Driven Geographic Expansion in Major Metropolitan Areas. We have expanded our geographic presence with some of our key customers as they have grown their networks. This has allowed us to enter new markets with a customer base already in place. We believe that the major metropolitan areas in the U.S. represent a significant opportunity for future growth for us as competitive local exchange carriers, Internet service providers and carriers' carriers continue to expand and upgrade their networks. We intend to expand our service area on a city by city basis to satisfy the demands of our growing customers. As we penetrate these new markets, we expect to continue to capitalize on opportunities created by new market entrants, as well as the expansion and maintenance of networks for existing customers. We may also expand by pursuing acquisitions that will supplement our technical expertise, allowing us to acquire additional human resources or strategic customer relationships or expand our presence in key geographic markets where we could more effectively complete a project or gain access to new contracts.

     Pursue Selective Acquisitions and Strategic Alliances. Through selective acquisitions as well as strategic alliances, we have added expertise and manpower to our capabilities. We anticipate continuing this strategy as we expand our geographic coverage and solidify our ability to service existing and new customers in major metropolitan areas. We believe that certain acquisitions and alliances can increase revenues through synergistic, cost effective combinations. We have recently executed an agreement with the owners of US Electric to purchase its stock and believe that consummation of this acquisition will constitute a significant expansion in the Midwest.

     Attract, Motivate and Retain a Highly Specialized Workforce Capable of Remaining at the Forefront of Emerging Technologies. We believe that our future success will depend on our continued ability to attract, retain, integrate and motivate qualified personnel, and upon the continued service of our senior management and key technical personnel. Our workforce has extensive experience working with various leading edge technologies and equipment from numerous manufacturers. We intend to continue to attract and retain highly skilled and experienced professionals by offering technical training opportunities, bonus opportunities and competitive salaries and benefits.

     Create New Revenue Streams by Expanding Our Services and Pursuing Cross-Selling Opportunities. We are constantly searching for new ways to serve our customers. For example, we have developed and are testing a web-based workflow and asset management software system which will enable us to process orders and maintain online records of all work performed at our customers' facilities. Expanding our services provides new channels for revenues and the ability to cross-sell our services to existing customers and offer a broader array of services to new customers. We often utilize our design and engineering services to establish relationships with customers as soon as a project is conceived. Based on these relationships, we pursue opportunities for program management and network deployment. Once a network is deployed, we offer ongoing network upgrade and maintenance services. Our experience with emerging technologies also offers opportunities for network upgrades and deployment of a carrier's next generation network. As technologies continue to evolve and networks become more complex, we will continue to broaden our services to meet the changing needs of our customers.

ACQUISITIONS AND INVESTMENTS

     In September 2000, we completed the acquisition of certain assets of Communication Planning and Services Inc., which provides certain design and implementation services for communications systems. In October 2000, we completed the acquisition of certain assets of Magnetic Electric Construction Corp., which provides certain telecommunications and electrical services. Through these selective acquisitions we have effectively strengthened our capabilities and broadened our technical expertise in the New York metropolitan market. They have added depth to our workforce and allow us to better serve the demands of our existing customers. The employees of these companies have been deployed in the New York region, where growth has historically been constrained by a tight labor market.

     In February, 2001, we purchased one million convertible preferred shares of Telseon, Inc., an Internet infrastructure company which provides optical networking services for an approximate cost of $1.6 million. Telseon is one of our customers.

     In February, 2001, we executed a stock purchase agreement to purchase US Electric and affiliated companies. These companies supply certain telecommunications services in the Greater Chicago market. Assuming that all conditions precedent to closing are met, the transaction is expected to close in the second quarter of 2001.

SERVICES

     We provide complete local telecommunications network solutions to competitive local exchange carriers, integrated communication providers and carriers' carriers. These services span from the design and engineering phases, through the deployment and ongoing upgrade and maintenance of our customers' networks on a 24-hour a day, 7-day a week basis.

  Design, Engineering and Program Management

     Design and Engineering. Our engineers design route maps for fiber optic and fixed wireless backbone rings to suit our customers' needs and minimize delays due to limited right of way or conduit access. Because of our knowledge of the areas where we operate and our familiarity with the conduits in the streets and entrances into buildings where cable may be placed, we are often able to avoid disruptions or delays in installations by designing networks avoiding known or potential problem areas. In addition, we design layouts for facilities within central offices and other network locations, which include equipment configurations, power distribution systems and cable routes throughout building riser systems. We also develop record keeping and maintenance procedures.

     Program Management. Our Program Management team is responsible for managing all aspects of the relationship with our customers. Program managers oversee the total scope of services we provide, including supervising and coordinating the engineering and design process, securing building and zoning permits, managing multiple vendors and documenting the entire process for the customer. The program manager provides the customer with a single point of contact to ensure their needs are continually being met.

  Network Deployment Services

     We believe our success is largely based on our ability to be a single source provider of vertically integrated services that have traditionally been offered separately by multiple vendors and coordinated by a carrier's internal deployment staff. We provide a wide range of services for the deployment of telecommunications networks that allow for broadband connectivity. We install fiber backbone, local SONET rings, dense wave division multiplexing (DWDM) systems, fixed wireless systems, digital subscriber line (DSL) and digital loop carrier equipment, digital cross connect systems, routers, power distribution systems and telemetry monitoring systems. We also provide daily circuit testing of DS0, DS1 and DS3 services provided by the ILECs for our customers. Our technicians can install any of these and other options for our customers. We have the expertise to install equipment from most major telecommunications equipment vendors. Additionally, we set up the interconnections between CLECs, long distance carriers and ILECs, which allow calls and data to be transmitted between their respective networks.

  Network Upgrade and Maintenance Services

     We provide daily upgrade and maintenance services to our customers. As network usage increases, we install new access lines and other telecommunications and electrical equipment to handle the additional capacity. We also upgrade equipment and reconfigure the network as the technology changes or improves. We have technicians based at customers' premises to monitor any service issues that may arise and perform routine maintenance. Our technicians are available 24 hours a day, seven days a week to handle emergency repairs, such as fiber cuts or equipment problems, while preventing or minimizing service disruptions. These services allow our customers to maintain the reliability of their networks without building a large workforce in all of their locations to handle day-to-day problems.

EMPLOYEES

     As of December 31, 2000, we had 1,357 employees, 1,128 of whom are billable employees working directly on projects. Approximately 861 of our employees are represented by a labor union, the International Brotherhood of Electrical Workers or IBEW. We have not experienced any work stoppages in the past 25 years and we believe that our relationships with our employees and union representatives are excellent.

     Training and Career Development. We believe that our continuous focus on training and career development helps us to retain our employees. Employees participate in ongoing educational programs, many of which are internally developed, to enhance their technical and management skills through classroom and field training. Manufacturers of telecommunications equipment also sponsor training programs covering the installation and maintenance of their equipment, which our employees regularly attend. We also provide opportunities for promotion and mobility within Lexent that we believe are key components of employee retention.

     We believe our employee training, development and advancement structure better aligns the interests of our employees with our interests and creates a cooperative, entrepreneurial atmosphere and shared vision. We are dedicated to maintaining an innovative, creative and empowering environment where we work as a team to exceed the expectations of our customers and provide our employees with personal and professional growth opportunities.

ITEM 2.  PROPERTIES

FACILITIES

     We lease space at 29 separate locations throughout California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Texas and Virginia. Of these locations, three are owned by Hugh J. O'Kane, Jr., our Chairman, and Kevin M. O'Kane, our Vice Chairman and Chief Operating Officer, and two of these three locations are also owned by Denis J. O'Kane, a stockholder in Lexent Inc. and the brother of each of Kevin and Hugh O'Kane, Jr. Our principal executive offices are located in approximately 20,000 square feet of office space at Three New York Plaza in New York, New York. The lease for this office space expires in May 2004.

ITEM 3.  LEGAL PROCEEDINGS

     On or about March 30, 2000, a former employee filed a lawsuit against us in the U.S. District Court for the Southern District of New York, naming as defendants Lexent Inc., Hugh O'Kane Electric Co., Inc., Hugh O'Kane Electric Co., LLC, National Network Technologies, LLC, and certain of our employees, officers and directors. The complaint alleged claims of sexual harassment, employment discrimination and retaliation. In December 2000, this action was settled and the complaint was dismissed with prejudice. We are aware of no other legal proceedings, other than legal proceedings arising in the normal course of business, none of which is expected to be material to the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the stockholders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     We completed an initial public offering of our common stock on July 28, 2000, at a price of $15.00 per share. Our common stock is listed on the NASDAQ National Market System under the symbol "LXNT". The following table sets forth, for the quarters indicated, the high and low sale prices of the Company's common stock as reported by NASDAQ.

                                                              HIGH      LOW
                                                             ------    ------
YEAR ENDED DECEMBER 31, 2000
  3rd Quarter..............................................  $37.81    $   18.75
  4th Quarter..............................................  $30.94    $   11.19
YEAR ENDED DECEMBER 31, 2001
  1st Quarter (through March 1, 2001)......................  $24.13    $    7.00

     On March 1, 2001, there were approximately 41,205,712 shares of Common Stock outstanding which were held by approximately 2,139 shareholders of record of the Company's common stock. The last sale price for the common stock as reported by NASDAQ was $7.0938 per share on that date.

DIVIDEND POLICY

     Covenants in our credit facility prohibit us from paying cash dividends in excess of 25% of net income for the preceding calendar year. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     In 2000, the Company sold and issued the following securities that were not registered under the Securities Act:

          1. On February 17, 2000, pursuant to a common stock purchase agreement dated January 21, 2000, the Company issued 30,000 shares of common stock to a director of the Company for $200,000. This issuance was effected in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act.

          2. On March 20, 2000, pursuant to a right under his employment agreement, the Company issued 322,500 shares of common stock to Alf T. Hansen for $2,150,000. This issuance was effected in reliance on the exception from registration provided in Section 4(2) of the Securities Act.

          3. On October 2, 2000, in partial consideration for the acquisition of the assets of Magnetic Electrical Construction Corp. ("Magnetic"), we issued 23,077 shares of our common stock to the owner of Magnetic. This issuance was effected in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act.

          4. During the period from October 1, 2000 through December 31, 2000, the Company granted either incentive stock options or non-qualified stock options to employees, officers, directors and other individuals eligible to participate in the Lexent Inc. and its Subsidiaries Amended and Restated Stock Option and Restricted Stock Purchase Plan, covering an aggregate of 407,000 shares of the Company's common stock.

          5. Pursuant to certain grants, the Company has issued 96,625 shares of common stock upon the exercise thereof during the period October 1, 2000 through December 31, 2000. These issuances were effected in reliance on the exemption from registration provided by Rule 701 promulgated under Section 3(b) of the Securities Act.

     The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

USE OF PROCEEDS

     On August 2, 2000 we completed an initial public offering of 6,900,000 shares of our common stock at a price per share of $15.00. After deducting all underwriting discounts and commissions and other issuance costs, the total net proceeds we received was $93,995,000. The following table sets forth our cumulative use of these net proceeds as of December 31, 2000:

Acquisition of other businesses.............................   1,400,000
Repayment of indebtedness...................................  10,700,000
Working capital.............................................  24,000,000
Cash, cash equivalents and other short-term investments.....  56,795,000
All other purposes..........................................   1,100,000

     Other than (i) approximately $1,100,000 for the payment of dividends accrued after December 31, 1998 on our redeemable convertible preferred stock,
(ii) approximately $600,000 for the repayment of certain cash advances and subordinated notes payable to our principal stockholders and (iii) an estimated $500,000 for the payment of rents pursuant to leases relating to premises owned by entities controlled by some of our principal stockholders, none of the net proceeds from our initial public offering were used to pay, directly or indirectly, any directors or officers of our company, any persons owning ten percent or more of our equity securities or any of our affiliates.

     The effective date of our registration statement on Form S-1 was July 27, 2000, and the Commission file number assigned to the registration statement was 333-30660. The foregoing use of proceeds does not represent a material change in the use of proceeds described in such registration statement.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data of the Company for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. The selected consolidated data is derived from our consolidated financial statements. You should read the following selected consolidated financial data together with our consolidated financial statements and their notes as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                          YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------
                                               2000       1999      1998      1997      1996
                                             --------   --------   -------   -------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues...................................  $295,993   $150,862   $70,959   $53,718   $48,989
Cost of revenues...........................   222,754    119,577    55,752    42,801    38,664
General, administrative and marketing
  expenses.................................    22,891     11,385     7,911     6,907     4,917
Depreciation and amortization..............     3,628      1,495       779       510       366
Non-cash stock-based compensation..........    26,159      2,191        --        --        --
                                             --------   --------   -------   -------   -------
Operating income...........................    20,561     16,214     6,517     3,500     5,042
Interest expense...........................     1,252      1,104     1,143     1,151       620
Other (income) expense, net................    (1,971)        27       166         9        --
                                             --------   --------   -------   -------   -------
Income before income taxes.................    21,280     15,083     5,208     2,340     4,422
Provision for income taxes.................    12,704      7,131     1,380       151       470
                                             --------   --------   -------   -------   -------
Net income.................................  $  8,576   $  7,952   $ 3,828   $ 2,189   $ 3,952
                                             ========   ========   =======   =======   =======
Net income per share:
  Basic....................................  $   0.27   $   0.32   $  0.16   $  0.10   $  0.17
                                             ========   ========   =======   =======   =======
  Diluted..................................  $   0.22   $   0.24   $  0.15   $  0.10   $  0.17
                                             ========   ========   =======   =======   =======
Weighted average common shares outstanding:
  Basic....................................    30,839     22,721    22,717    22,717    22,717
                                             ========   ========   =======   =======   =======
  Diluted..................................    38,266     33,531    26,390    22,717    22,717
                                             ========   ========   =======   =======   =======
PRO FORMA INFORMATION (UNAUDITED):
Income before income taxes.................                        $ 5,208   $ 2,340   $ 4,422
Pro forma provision for income taxes(1)....                          2,344     1,053     1,990
                                                                   -------   -------   -------
Pro forma net income(2)....................                        $ 2,864   $ 1,287   $ 2,432
                                                                   =======   =======   =======
Pro forma net income per share(3):
  Basic....................................  $   0.21   $   0.24   $  0.11   $  0.06   $  0.11
                                             ========   ========   =======   =======   =======
  Diluted..................................  $   0.20   $   0.23   $  0.11   $  0.06   $  0.11
                                             ========   ========   =======   =======   =======
Pro forma weighted average shares:
  Basic....................................    40,654     32,536    27,025    22,717    22,717
                                             ========   ========   =======   =======   =======
  Diluted..................................    42,356     34,606    27,025    22,717    22,717
                                             ========   ========   =======   =======   =======

                                                           AS OF DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------    -------    -------    -------    -------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash....................................  $ 63,690    $ 1,158    $ 1,495    $ 2,312    $ 1,526
Working capital.........................   140,811     25,697     10,691      2,516      2,847
Total assets............................   199,001     60,379     32,309     18,212     18,417
Total debt..............................    10,807     18,812     13,985     15,460      4,970
Total stockholders' equity (deficit)....   150,481      3,715     (6,388)    (4,676)     3,795

---------------
(1) Through July 23, 1998, we elected to be taxed as an S corporation under the Internal Revenue Code of 1986. Accordingly, we did not recognize any provision for federal income tax expense during periods prior to that time. The pro forma adjustment for income taxes reflects the pro forma provision for federal income taxes which we would have recorded if we had been a C corporation during these periods.

(2) Pro forma net income for 1998 through 1996 gives effect to the pro forma provision for federal income taxes that we would have recorded if we had been a C corporation during these periods.

(3) Pro forma net income per share for 2000, 1999 and 1998 assumes conversion of the redeemable convertible preferred stock at the rate of 1.77209 shares of common stock for each share of redeemable convertible preferred stock, at the later of the beginning of the period presented or the date of issuance of the redeemable convertible preferred stock. For a description of the computation of pro forma net income per share and the number of shares used in the pro forma calculations for the years 2000, 1999 and 1998, see Note 1 of "Notes to Consolidated Financial Statements".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We provide outsourced local telecommunications network services to telecommunications companies by supplying the expertise and resources needed to enable our customers to build and connect their networks to other telecommunications companies and individual end users. We provide services 24 hours a day, seven days a week.

     For most of our services, revenues and expenses are recognized under the completed contract method, in which we recognize revenues and expenses when our services have been performed and the projects have been completed. For projects whose duration is expected to exceed 90 days, we recognize revenues and expenses using the percentage-of-completion method. Under the percentage-of-completion method, in each period we recognize expenses as they are incurred and we recognize revenue based on a comparison of the costs incurred for each project to our currently estimated total costs to be incurred for the project. Accordingly, the revenue we recognize in a given quarter depends on the costs we have incurred for individual projects and our current estimate of the total remaining costs to complete individual projects. If in any period we significantly increase our estimate of the total remaining costs to complete a project, we may recognize very little or no additional revenue with respect to that project. As a result, our gross margin in such period and in future periods may be significantly reduced and in some cases we may recognize a loss on individual projects prior to their completion. The projects for which we use the percentage-of-completion method of accounting are typically structured with milestone events that dictate the timing of payments to us from our customers. Accordingly, there may be a significant delay between the date we record the revenue and the date we receive payment from our customers. Our customers for these projects may withhold 10% from each billing until after the project has been completed.

     We operate in various regions in the United States, including but not limited to, New York, New Jersey, Long Island, White Plains, Philadelphia, Washington D.C./Northern Virginia, Greater Boston, Miami, Chicago, Atlanta, Northern California, Southern California, Dallas, Tampa and Detroit. For the years 2000 and 1999, approximately 75% and 80%, respectively, of our revenues was earned from services provided in the New York metropolitan region, including New York City, New Jersey, Long Island and White Plains.

     Our cost of revenues includes direct compensation and benefits, overhead including supervision and support, vehicles, facilities expenses, tools and equipment, and other direct project-related expenses. Labor and related benefits comprise the largest portion of our cost of revenues because our customers generally furnish most of the materials required for each project. However, where we provide program management services, we may be responsible for providing the required materials as well as any subcontracting services.

     General, administrative and marketing expenses include compensation and benefits, facilities expenses, a portion of the provision for unrealizable accounts receivable, and other expenses not related to supervision and support of employees working directly on projects. Prior to December 31, 1999, we did not have any employees devoted full time to sales and marketing, and our sales and marketing expenses were not significant. We anticipate increasing our sales and marketing expenses in the future. Depreciation and amortization expenses include depreciation of our property and equipment and amortization related to capitalized leases of equipment, leasehold improvements and computer software purchased for internal use.

     As of December 31, 2000, we had 1,128 employees working directly on projects and 229 employees providing supervision and support, and general, administrative and marketing functions.

     On January 1, 1997, we repurchased common shares owned by a stockholder and issued a subordinated promissory note in the amount of $10.2 million bearing interest at 6% per year. We make quarterly payments on that note, and as of December 31, 2000 and 1999, a balance of $5.1 million and $6.7 million, respectively, was outstanding.

     On July 23, 1998, we converted from an S corporation to a C corporation. Prior to becoming a C corporation, our stockholders were taxed individually for their share of our profits. Until July 23, 1998, our financial statements did not reflect a provision for federal income taxes. Subsequent to that date, we have recorded federal income taxes at the standard statutory C corporation rates based on pre-tax income. For the year 1998, our financial statements reflect an income tax provision based on pre-tax income earned from July 23, 1998 to December 31, 1998.

     Non-cash stock-based compensation expense consists primarily of the amortization of deferred non-cash stock-based compensation resulting from the grant of stock options or sale of restricted stock at exercise or sale prices subsequently deemed, for financial reporting purposes, to be less than the fair value of the common stock on the grant or sale date. These deferred charges are being amortized to expense over the vesting periods of the options or restricted stock, ranging from immediately to up to four years. We recorded deferred non-cash stock-based compensation of $41.7 million and $9.3 million in the years 2000 and 1999, respectively, in connection with stock options granted and restricted stock issued during those periods. Amortization of deferred non-cash stock-based compensation was $26.2 million and $2.2 million for the years 2000 and 1999, respectively, and we expect future amortization to be $9.0 million, $9.0 million and $4.7 million for the years 2001, 2002 and 2003, respectively. These amounts assume that all vesting periods are completed by all employees. To the extent that options are forfeited by an employee, previously recorded amortization will be credited to expense. Deferred tax benefits are recorded in connection with amortization of non-cash stock-based compensation expense related to non-qualified options, to the extent that we expect to realize such deferred tax benefits. These deferred tax benefits amounted to $8.1 million and $0.8 million in the years 2000 and 1999, respectively. To the extent that non-qualified options for which we have recorded deferred tax benefits are forfeited or are exercised at a time when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the date the options were granted, a portion of such deferred tax benefits would not be realized and such portion may be charged to expense.

     Our customers for the design and deployment of telecommunications networks include large, well-established telecommunications carriers as well as smaller, early stage telecommunications carriers. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. For the years 2000 and 1999, we derived approximately 25% and 26%, respectively, of our revenues from our largest customer, and 8% and 13%, respectively, of our revenues from our second largest customer. The volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may require a lesser amount of our services in a subsequent period.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statement of income data as a percentage of total revenues. Our results of operations are reported as a single business segment. The percentages may not add due to rounding.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenues....................................................  100.0%   100.0%   100.0%
Cost of revenues............................................   75.3     79.3     78.6
General, administrative and marketing expenses..............    7.7      7.5     11.1
Depreciation and amortization...............................    1.2      1.0      1.1
Non-cash stock-based compensation...........................    8.8      1.5       --
                                                              -----    -----    -----
Operating income............................................    6.9     10.7      9.2
Interest expense............................................    0.4      0.7      1.6
Other (income) expense, net.................................   (0.7)      --      0.2
                                                              -----    -----    -----
Income before income taxes..................................    7.2     10.0      7.3
Provision for income taxes..................................    4.3      4.7      1.9
                                                              -----    -----    -----
Net income..................................................    2.9%     5.3%     5.4%
                                                              =====    =====    =====

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues. Our revenues increased by 96% to $296.0 million in 2000 from $150.9 million in 1999. The increase in revenues was a result of expanded business from existing key customers, revenue generation from a growing customer base and expansion into new markets. During 1999, we entered into an engineering, procurement and construction contract with a customer, or the EPC contract, under which we recorded approximately $69.2 million and $34.6 million of revenues for 2000 and 1999, respectively.

     Cost of revenues. Our cost of revenues increased by 86% to $222.8 million in 2000 from $119.6 million in 1999. The increase was due in part to increased technical personnel in support of additional demand from customers for our services, an increase in rent expense for additional premises and equipment, and an increase in our fleet of vehicles. In addition, we expanded our operations into new geographic markets in 2000, where we incurred costs for new supervisory and support personnel, tools and equipment, vehicles and leasehold improvements. Cost of revenues declined to 75.3% of total revenues in 2000 from 79.3% in the same period of 1999, because the rate of increase in our revenues was higher than the rate of increase in our expenses. Costs of approximately $60.7 million and $31.0 million were incurred in 2000 and 1999, respectively, in connection with the EPC contract.

     General, administrative and marketing expenses. Our general, administrative and marketing expenses increased 101% to $22.9 million in 2000 from $11.4 million in 1999. The increase was primarily due to additional compensation and related benefits for new executive and administrative personnel required to support our increased revenues, as well as a higher provision for unrealizable accounts receivable, which increased by $1.9 million in 2000 compared with 1999 as a result of our increased revenues.

     Depreciation and amortization. Our depreciation and amortization expense increased 143% to $3.6 million in 2000 from $1.5 million in 1999. The increase reflects the depreciation of additional specialty equipment and computer equipment acquired during 2000.

     Non-cash stock-based compensation. We recorded amortization of non-cash stock-based compensation of $26.2 million in 2000, compared with $2.2 million in 1999, related to options and restricted stock granted at exercise prices determined by our Board of Directors at dates of grant to be equal to the fair value of the underlying stock, but with respect to which, for financial reporting purposes, the exercise or sales prices were subsequently determined to be lower than the deemed fair values of the underlying common stock at dates of grant.

     Operating income. Operating income in 2000 (before amortization of deferred non-cash stock-based compensation) was $46.7 million, compared with $18.4 million in 1999. After giving effect to amortization of deferred non-cash stock-based compensation, operating income in 2000 was $20.6 million, compared with $16.2 million in 1999.

     Interest expense. Interest expense increased to $1.3 million in 2000 from $1.1 million in 1999. The increase was due to higher interest rates on our revolving line of credit and increases in equipment and capital lease obligations, offset by lower interest expense on subordinated notes payable because of a lower average level of such subordinated notes outstanding as a result of repayments of $2.0 million during 2000.

     Provision for income taxes. Excluding the effect of amortization of deferred stock-based compensation, our effective tax rate is approximately 44% because a significant portion of our operations is currently concentrated in New York City, which subjects us to a local tax on income derived in that jurisdiction. Amortization of deferred stock-based compensation relates to both incentive stock options and nonqualified stock options, however, tax benefits are not available for compensation expense recorded in connection with incentive stock options. Deferred tax benefits of $8.1 million and $0.8 million were recorded for the years 2000 and 1999, respectively, in connection with amortization of $17.9 million and $1.9 million of stock-based compensation related to nonqualified stock options for 2000 and 1999, respectively. The balance of $8.3 million and $0.3 million of amortization of stock-based compensation for the years 2000 and 1999, respectively, is not subject to tax benefits because it relates to incentive stock options. As a result, our total effective tax rate for financial reporting purposes was 60% and 47% for the years 2000 and 1999, respectively.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues. Our revenues increased 113% to $150.9 million in 1999 from $71.0 million in 1998. The increase was attributable to higher demand from our customers for our services, as they expanded their telecommunications networks primarily in the New York metropolitan area. We also expanded our operations to the New England area during 1999. During 1999, we recorded approximately $34.6 million of revenues from the EPC contract.

     Cost of revenues. Our cost of revenues increased 114% to $119.6 million in 1999 from $55.8 million in 1998, primarily due to an increase in technical personnel in support of additional demand from customers for our services. The costs of increased technical personnel are comprised of wages, related benefits, and payroll-based insurance premiums. In addition, we expanded our operations into new geographic regions in 1999, incurring costs for new facilities, supervisory and support personnel. We also increased our fleet of specialty vehicles during 1999. Costs of approximately $31.0 million were incurred in connection with the EPC contract.

     General, administrative and marketing expenses. Our general, administrative and marketing expenses increased 44% to $11.4 million in 1999 from $7.9 million in 1998. The increase was primarily due to $2.7 million for additional salaries and related benefits for new administrative personnel required to support our increased level of revenues, as well as a higher provision for unrealizable accounts receivable, which increased by $1.7 million in 1999 compared with 1998 as a result of our increased level of revenues.

     Depreciation and amortization. Our depreciation and amortization expense increased 92% to $1.5 million in 1999 from $0.8 million in 1998. The increase reflects the depreciation of additional specialty equipment and computer equipment acquired during 1999.

     Non-cash stock-based compensation. We recorded amortization of non-cash stock-based compensation of $2.2 million in the year 1999 related to options granted during the year at exercise prices determined by our Board of Directors on the dates of grant to be equal to the fair value of the underlying stock, but with respect to which, for financial reporting purposes, the exercise prices were subsequently determined to be lower than the deemed fair values of the underlying common stock on the dates of grant.

     Interest Expense. Interest expense was approximately $1.1 million for both years 1999 and 1998. Interest on notes payable to banks increased in the year 1999 because of a higher average level of bank debt outstanding during the year 1999 resulting from additional borrowings under our revolving credit line, offset by lower interest expense on subordinated notes payable because of a lower average level of such subordinated notes as a result of repayments of $1.6 million during 1999.

     Provision for income taxes. We changed from an S corporation to a C corporation on July 23, 1998. That change resulted in an increase in our effective tax rate to 46% in 1999 excluding the effect of amortization of deferred stock-based compensation, up from 27% in 1998. Our financial statements for 1998 reflected an income tax provision based on pre-tax income earned from July 23, 1998 to December 31, 1998. If we had been a C corporation for the entire year 1998, our provision for income taxes would have been $2.3 million, and our net income would have been $2.9 million. Excluding the effect of amortization of deferred stock-based compensation, our effective tax rate is approximately 46% because a significant portion of our operations is currently concentrated in New York City, which subjects us to a local tax on income derived in that jurisdiction. However, amortization of deferred stock-based compensation ($2.2 million in the year 1999) relates to both incentive stock options and nonqualified stock options, but tax benefits are not available for compensation expense recorded in connection with incentive stock options. Deferred tax benefits of $0.8 million were recorded in the year 1999 in connection with amortization of $1.9 million of stock-based compensation related to nonqualified stock options. The balance of $0.3 million of amortization of stock-based compensation in the year 1999 is not subject to tax benefits because it relates to incentive stock options. As a result, our total effective tax rate for financial reporting purposes was 47% for the year 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are for working capital and capital expenditures. In July 1998, we raised $11.5 million through a private sale of redeemable convertible preferred stock. Of these proceeds, $4.9 million was used to pay dividends to common stockholders, $2.6 million was used to pay portions of promissory notes to stockholders, and the balance of $4.0 million was used to fund our working capital requirements.

     On August 2, 2000, we completed an initial public offering (IPO) of 6,900,000 shares of common stock at a price of $15.00 per share. We received net proceeds of $96.3 million after underwriting discounts and before expenses of the offering. We used approximately $10.1 million of the net proceeds to pay a portion of the outstanding balance under our revolving credit facility before its due date. We also used $1.1 million of the net proceeds to pay dividends accrued after December 31, 1998 on the redeemable convertible preferred stock converted to common stock upon consummation of our IPO and $0.4 million to repay subordinated notes payable to our two principal common stockholders. The remaining net proceeds, after expenses of the offering, were invested in cash and cash equivalents.

     Prior to June 1999, we had a $4.5 million line of credit from a bank. In June 1999, we obtained a $10 million revolving credit facility from two banks, which was subsequently increased to $12.5 million in December 1999, and then to $20 million in March 2000. In November 2000, we completed a new $50 million bank credit facility with five banks, which expires in November 2003, and bears interest at the prime rate or at a rate based on LIBOR, at our option. This credit facility is to be used for general corporate purposes including working capital. As of December 31, 2000, the prime rate was 9.5%. The credit facility is secured by substantially all of our business assets, including our membership interests and stock in our subsidiaries, and is senior to $5.1 million of subordinated indebtedness to a principal common stockholder. As of December 31, 2000, $2 million was outstanding under the credit facility.

     Under the terms of the credit facility, we are required to provide the banks with periodic financial statements and other reports and must meet specified thresholds with respect to profitability, net worth, and fixed charge coverage ratios. Additionally, covenants in the credit facility limit the Company's ability to sell any assets outside the ordinary course of business and incur additional indebtedness, except that we may incur up to $20 million of additional indebtedness in connection with acquisitions. The credit facility also permits the Company to make loans and investments representing less than 50% of the ownership interest in other companies, up to a maximum of $30 million outstanding at any time. The covenants also prohibit the

Company from declaring or paying dividends in excess of 25% of net income for the immediately preceding year, and creating liens or incurring additional indebtedness other than for equipment obtained in the ordinary course of business.

     Our primary sources of liquidity are cash flows from operations, borrowings under our bank credit facility and the remaining net proceeds from our initial public offering. As of December 31, 2000, we had cash and cash equivalents of $63.7 million and we had $48.0 million of availability under our bank credit facility.

     Cash used in operations is primarily used for projects in process and changes in working capital. Net cash used in operations was $15.1 million for the year 2000, $0.0 million in 1999 and $3.4 million in 1998. For the year 2000, our primary use of cash was to finance higher receivables, which increased by $60.2 million primarily as a result of our increased revenues. This use of cash was offset in part by increases in accounts payable, accrued liabilities, and billings in excess of costs and estimated earnings on uncompleted contracts.

     We invoice our customers for large projects on a monthly basis as work is performed and/or when milestones are achieved. Unattained milestones would result in a delay in billing the customers, which would in turn result in a delay in cash receipts. For certain projects, customers hold back 10% until the project is completed. As of December 31, 2000, these hold-backs aggregated $2.4 million. If revenues increase in future years, we expect that we would be required to finance an increased level of working capital, primarily comprised of higher levels of accounts receivable.

     Cash used in investing activities was $11.3 million for the year 2000, $2.9 million for 1999 and $0.9 million for 1998. Investing activities consist of capital expenditures and acquisitions to support our growth. Our cost of acquisitions was approximately $2.0 million in 2000.

     Net cash provided by financing activities for the year 2000 was $88.9 million, comprised of $96.3 million in proceeds from our IPO and $6.6 million in proceeds from exercises of stock options and sales of restricted stock, offset by costs of the initial public offering of $2.3 million, net repayments under our revolving credit facility of $6.8 million, repayments of $2.0 million of subordinated notes payable to stockholders, payments of preferred dividends of $1.1 million and repayments of $1.3 million for equipment and capital leases. Net cash provided from financing activities in the year 1999 was $2.6 million, comprised of $8.8 million borrowed under our revolving credit agreement and $0.4 million borrowed from related parties, offset by repayments of our previous bank loan of $4.5 million, payments of $1.6 million on a subordinated note payable to a stockholder, and $0.7 million repayments of equipment loans and capital leases. Net cash provided from financing activities in the year 1998 was $3.5 million, which was primarily derived from the proceeds from issuance of redeemable convertible preferred stock totaling $11.5 million and proceeds from subordinated notes payable to stockholders, offset by $5.1 million of dividends to common stockholders, repayment of $1.9 million on a subordinated note payable to a stockholder, repayments of $0.6 million to related parties, and $0.4 million repayments of equipment loans and capital leases.

     We have no material commitments other than obligations under our bank credit facility, installment obligations related to equipment purchases, leases for facilities, computer equipment and vehicles, and subordinated note payable to a stockholder. We anticipate that available cash, cash flows from operations and borrowing availability under our credit facility will be sufficient to satisfy our working capital requirements for the foreseeable future. Our future capital requirements will depend upon many factors, including our potential expansion to additional geographic regions, which will require that we expend funds for personnel, equipment and facilities in each region in advance of earning revenue and receiving payments from customers.

     In February 2001, we invested $1.6 million to acquire 1,000,000 convertible preferred shares of Telseon Inc., which provides optical networking services to its customers in metropolitan areas. Telseon is one of our customers.

     In February 2001, we entered into an agreement to acquire U.S. Electric, a supplier of end-to-end telecommunications infrastructure solutions in the Greater Chicago Market. The acquisition price will include a combination of stock and cash, and the acquisition will be accounted for as a purchase. Assuming that all conditions precedent to closing are met, the transaction is expected to be completed in the second quarter of 2001.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not currently use derivative financial instruments.

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K, including the Notes to the Consolidated Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. The Company's operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. We do not believe that our exposure to market risk is material.

     As of December 31, 2000, we had cash and cash equivalents of $63.7 million. Cash equivalents are interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in the market interest rates by 10 percent from the rates in effect on the date of this Form 10-K would cause the fair value of these short-term investments to decline by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

     We currently do not own any investments in publicly traded equity securities. Therefore, we do not currently have any direct equity market price risk.

     We currently do not have any international operations, and we currently do not enter into forward exchange contracts or other financial instruments with respect to foreign currency. Accordingly, we currently do not have any foreign currency exchange rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 and the Index therein for a listing of the Financial Statements included as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors and officers required by
Item 10 is incorporated by reference to the information set forth in Lexent's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information concerning the Company's directors and officers required by
Item 11 is incorporated by reference to the information set forth in Lexent's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning the Company's directors and officers required by
Item 12 is incorporated by reference to the information set forth in Lexent's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning the Company's directors and officers required by
Item 13 is incorporated by reference to the information set forth in Lexent's Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The information concerning the Company's directors and officers required by
Item 14 is incorporated by reference to the information set forth in Lexent's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

     (a) The following financial statements, schedules and exhibits are filed as part of this Report:

          (1) Financial Statements. Reference is made to the Financial
     Statements commencing on page   of this Report.

          (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

          (3) Exhibits:

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------
 3.1**    Amended and Restated Certificate of Incorporation of Lexent
          Inc. as amended
 3.2**    Second Amended and Restated Certificate of Incorporation
 3.3**    By-Laws of Lexent Inc.
 3.4**    Amended and Restated By-Laws
 3.5**    Certificate of Amendment to Amended and Restated Certificate
          of Incorporation of Lexent Inc.
 3.6**    Certificate of Amendment to Amended and Restated Certificate
          of Incorporation of Lexent Inc.
 4.1**    Specimen certificate for shares of Common Stock
 4.2**    Registration Rights Agreement, dated as of July 23, 1998,
          among Lexent Inc. and the investors named therein

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------
 4.3**    Stockholders Agreement, dated as of July 23, 1998, as
          amended January 13, 2000, among Lexent Inc. and the
          stockholders identified on Annex I thereto
 4.4**    Agreement, dated July 20, 1998, by and among Lexent Inc.,
          Hugh O'Kane Electric Co., Inc. and Denis J. O'Kane
 4.5**    Voting Agreement, dated February 11, 2000, by and among
          Lexent Inc., Hugh J. O'Kane, Jr. and Kevin M. O'Kane
10.1**    Lexent Inc. and Its Subsidiaries Amended and Restated Stock
          Option and Restricted Stock Purchase Plan
10.2**    Form of Stock Option Agreement pursuant to the Stock Option and Restricted Stock Purchase Plan
10.3**    Credit Agreement, dated as of June 29, 1999, as amended
          November 1999, by and among Lexent Inc. and European
          American Bank, as Administrative Agent, and the lenders
          party thereto
10.4**    Amended and Restated Promissory Note, dated July 23, 1998, between Lexent Inc. and Denis J. O'Kane
10.5**    Agreement between Lexent Inc. and the executive officers and directors thereof
10.6**    Employment Agreement, dated July 23, 1998, as amended
          February 14, 2000, between Hugh O'Kane Jr. and Lexent Inc.
10.7**    Employment Agreement, dated July 23, 1998, as amended
          February 14, 2000, between Kevin O'Kane and Lexent Inc.
10.8**    Employment Agreement, dated August 20, 1998, as amended
          February 14, 2000, between Jonathan H. Stern and Lexent Inc.
10.9**    Employment Agreement, dated December 13, 1999, between
          Joseph Haines and Lexent Inc.
10.11**   Employment Agreement, dated December 23, 1999, between
          Victor P. DeJoy, Sr. and Lexent Inc.
10.12**   Employment Agreement, dated January 9, 2000, between Alf T.
          Hansen and Lexent Inc.
10.13**   Second Amendment to Credit Agreement, dated as of March 8,
          2000, by and among Lexent Inc. and European American Bank, as Administrative Agent, and the Lenders party thereto
10.14**+  Engineer, Procure and Construct Contract, dated December 28,
          1998, between Level 3 Communications, LLC and Lexent Inc.
10.15**   Employment Agreement, dated March 30, 2000, between Sidney
          A. Sayovitz and Lexent Inc.
10.16**   Employment Agreement, dated June 1, 2000 between Charles T.
          Christ and Lexent Inc.
10.17**   Employment Agreement, dated July 2, 2000 between Nancy T.
          Huson and Lexent Inc.
10.18     Credit Agreement, dated November 22, 2000 by and among
          Company, European American Bank, The Bank of New York,
          Israel Discount Bank of New York, Bank Leumi USA, and State
          Bank of Long Island.
10.19     Employment Agreement, dated December 18, 2000 between Joel
          H. Rothwax and Lexent Inc.
11.1***   Statement Regarding Computation of Per Share Earnings
21.1      Subsidiaries of Lexent Inc.
23.1**    Consent of independent accountants, PricewaterhouseCoopers
          LLP

---------------
 ** Previously filed on Company's Registration Statement on Form S-1 (File No.
    333-30660)

*** Information is provided in Note A of Notes to Consolidated Financial
    Statements

  + Portions of this exhibit have been filed confidentially with the Commission pursuant to a confidential treatment request filed by the Company

     (b) Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lexent Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York, on March 27, 2001.

                                          LEXENT INC.

                                          By: /s/  HUGH J. O'KANE, JR.
                                            ------------------------------------
                                                    Hugh J. O'Kane, Jr.
                                             Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed by the following persons in the capacities held on the dates indicated.

                    SIGNATURES                                    TITLE                      DATE
                    ----------                                    -----                      ----
                 /s/ ALF T. HANSEN                   President and Chief Executive      March 27, 2001
---------------------------------------------------    Officer (Principal Executive
                   Alf T. Hansen                       Officer); Director

              /s/ HUGH J. O'KANE, JR.                Chairman of the Board of           March 27, 2001
---------------------------------------------------    Directors
                Hugh J. O'Kane, Jr.

                /s/ KEVIN M. O'KANE                  Vice Chairman and Chief            March 27, 2001
---------------------------------------------------    Operating Officer; Director
                  Kevin M. O'Kane

               /s/ JONATHAN H. STERN                 Executive Vice President and       March 27, 2001
---------------------------------------------------    Chief Financial Officer
                 Jonathan H. Stern                     (Principal Financial and
                                                       Accounting Officer)

                /s/ PETER O. CRISP                   Director                           March 27, 2001
---------------------------------------------------
                  Peter O. Crisp

              /s/ THOMAS W. HALLAGAN                 Director                           March 27, 2001
---------------------------------------------------
                Thomas W. Hallagan

             /s/ L. WHITE MATTHEWS III               Director                           March 27, 2001
---------------------------------------------------
               L. White Matthews III

               /s/ RICHARD L. SCHWOB                 Director                           March 27, 2001
---------------------------------------------------
                 Richard L. Schwob

                    SIGNATURES                                    TITLE                      DATE
                    ----------                                    -----                      ----

               /s/ RICHARD W. SMITH                  Director                           March 27, 2001
---------------------------------------------------
                 Richard W. Smith

             /s/ WALTER C. TEAGLE III                Director                           March 27, 2001
---------------------------------------------------
               Walter C. Teagle III

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                              PAGE
                                                              NO.
                                                              ----
Report of Independent Accountants...........................    22
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    23
Consolidated Statements of Income for the Years Ended
  December 31, 2000, 1999 and 1998..........................    24
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 2000, 1999 and 1998......    25
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................    26
Notes to Consolidated Financial Statements..................    27

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lexent Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Lexent Inc. and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
--------------------------------------

      New York, New York
      February 7, 2001

                          LEXENT INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
ASSETS:
Current Assets:
  Cash and cash equivalents.................................  $ 63,690    $ 1,158
  Receivables, net..........................................   105,253     48,748
  Prepaid expenses and other current assets.................       400        156
  Deferred tax asset, net...................................    12,359      3,592
                                                              --------    -------
          Total current assets..............................   181,702     53,654
Property and equipment, net.................................    14,614      6,180
Other assets................................................     2,685        545
                                                              --------    -------
          Total assets......................................  $199,001    $60,379
                                                              ========    =======
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................  $ 11,124    $ 8,434
  Accrued liabilities.......................................    17,857      9,613
  Income taxes payable......................................     3,628      5,798
  Billings in excess of costs and estimated earnings on
     uncompleted projects...................................     5,080      1,084
  Subordinated note payable to stockholder..................     1,582      1,582
  Equipment and capital lease obligations...................     1,596      1,014
  Due to related parties....................................        24        432
                                                              --------    -------
          Total current liabilities.........................    40,891     27,957
Subordinated notes payable to stockholders..................     3,561      5,533
Notes payable to banks......................................     2,000      8,841
Equipment and capital lease obligations.....................     2,068      1,842
                                                              --------    -------
          Total liabilities.................................    48,520     44,173
                                                              --------    -------
Redeemable convertible preferred stock at stated liquidation preference of $0.00 per share at 2000 and $2.2553 per
  share at 1999; $0.001 par value, 5,000,000 shares
  authorized, 0 shares issued and outstanding at 2000;
  $0.001 par value, 5,538,458 shares authorized, issued and
  outstanding at 1999.......................................        --     12,491
                                                              --------    -------
Stockholders' equity:
  Common stock, $.001 par value, 120,000,000 shares
     authorized, 41,084,300 and 22,919,100 shares
     outstanding at 2000 and 1999, respectively.............        41         23
  Additional paid-in capital................................   165,919     11,787
  Deferred stock-based compensation.........................   (22,705)    (7,142)
  Retained earnings (accumulated deficit)...................     7,226       (953)
                                                              --------    -------
          Total stockholders' equity........................   150,481      3,715
                                                              --------    -------
          Total liabilities and stockholders' equity........  $199,001    $60,379
                                                              ========    =======

          See accompanying notes to consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
Revenues....................................................  $295,993    $150,862    $70,959
Cost of revenues............................................   222,754     119,577     55,752
General, administrative and marketing expenses..............    22,891      11,385      7,911
Depreciation and amortization...............................     3,628       1,495        779
Non-cash stock-based compensation*..........................    26,159       2,191         --
                                                              --------    --------    -------
Operating income............................................    20,561      16,214      6,517
Interest expense............................................     1,252       1,104      1,143
Other (income)expense, net..................................    (1,971)         27        166
                                                              --------    --------    -------
Income before income taxes..................................    21,280      15,083      5,208
Provision for income taxes..................................    12,704       7,131      1,380
                                                              --------    --------    -------
Net income..................................................  $  8,576    $  7,952    $ 3,828
                                                              ========    ========    =======
Net income per share:
  Basic.....................................................  $   0.27    $   0.32    $  0.16
                                                              ========    ========    =======
  Diluted...................................................  $   0.22    $   0.24    $  0.15
                                                              ========    ========    =======
Weighted average common shares outstanding:
  Basic.....................................................    30,839      22,721     22,717
                                                              ========    ========    =======
  Diluted...................................................    38,266      33,531     26,390
                                                              ========    ========    =======
Pro Forma Information (unaudited):
Income before income taxes..................................                          $ 5,208
Pro forma provision for income taxes........................                            2,344
                                                                                      -------
Pro forma net income........................................                          $ 2,864
                                                                                      =======
Pro forma net income per share:
  Basic.....................................................  $   0.21    $   0.24    $  0.11
                                                              ========    ========    =======
  Diluted...................................................  $   0.20    $   0.23    $  0.11
                                                              ========    ========    =======
Pro forma weighted average shares:
  Basic.....................................................    40,654      32,536     27,025
                                                              ========    ========    =======
  Diluted...................................................    42,356      34,606     27,025
                                                              ========    ========    =======

---------------
* Substantially all of these amounts would have been classified as general, administrative and marketing expenses

          See accompanying notes to consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                     STOCKHOLDERS' EQUITY (DEFICIT)
                                   # SHARES                   ---------------------------------------------
                                  REDEEMABLE    REDEEMABLE
                                  CONVERTIBLE   CONVERTIBLE   # SHARES            ADDITIONAL     DEFERRED
                                   PREFERRED     PREFERRED     COMMON    COMMON    PAID-IN     STOCK-BASED
                                     STOCK         STOCK       STOCK     STOCK     CAPITAL     COMPENSATION
                                  -----------   -----------   --------   ------   ----------   ------------
Balance at January 1, 1998......        --       $     --          --     $100     $     --      $     --
Conversion of Hugh O'Kane
  Electric Co. Inc. common
  shares into Lexent Inc. common
  shares........................        --             --      22,717      (77)          --            --
Cancellation of treasury stock
  due to merger of Hugh O'Kane
  Electric Co. Inc. into Lexent
  Inc. .........................        --             --          --       --           --            --
Dividends declared to common
  stockholders..................        --             --          --       --           --            --
Net income January 1, 1998
  through July 23, 1998.........        --             --          --       --           --            --
Transfer of undistributed
  retained earnings to
  additional paid-in capital
  upon termination of S
  corporation election..........        --             --          --       --        1,804            --
Issuance of 5,538,458 redeemable
  convertible preferred shares
  at $2.07639 per share.........     5,538         11,500          --       --           --            --
Cost of issuing preferred
  stock.........................        --             --          --       --           --            --
Dividends accrued on preferred
  shares........................        --            301          --       --           --            --
Net income July 24, 1998 through
  December 31, 1998.............        --             --          --       --           --            --
                                    ------       --------      ------     ----     --------      --------
Balance at December 31, 1998....     5,538       $ 11,801      22,717     $ 23     $  1,804      $     --
Issuance of 202,500 common
  shares........................        --             --         202       --           68            --
Tax benefit from exercise of
  nonqualified stock options....        --             --          --       --          582            --
Deferred stock-based
  compensation..................        --             --          --       --        9,333        (9,333)
Amortization of deferred
  stock-based compensation......        --             --          --       --           --         2,191
Dividends accrued on preferred
  shares........................        --            690          --       --           --            --
Net income......................        --             --          --       --           --            --
                                    ------       --------      ------     ----     --------      --------
Balance at December 31, 1999....     5,538       $ 12,491      22,919     $ 23     $ 11,787      $ (7,142)
Issuance of 1,450,576 common
  shares........................        --             --       1,450        1        6,576            --
Issuance of 6,900,000 common
  shares in initial public
  offering......................        --             --       6,900        7       96,248            --
Conversion of preferred shares
  to common upon initial public
  offering......................    (5,538)       (11,801)      9,815       10       11,791            --
Costs of initial public
  offering......................        --             --          --       --       (2,309)           --
Tax benefit from exercise of
  nonqualified stock options....        --             --          --       --          104            --
Deferred stock-based
  compensation..................        --             --          --       --       41,722       (41,722)
Amortization of deferred
  stock-based compensation......        --             --          --       --           --        26,159
Dividends accrued on preferred
  shares........................        --            397          --       --           --            --
Dividends paid on preferred
  shares........................        --         (1,087)         --       --           --            --
Net income......................        --             --          --       --           --            --
                                    ------       --------      ------     ----     --------      --------
Balance at December 31, 2000....        --       $     --      41,084     $ 41     $165,919      $(22,705)
                                    ======       ========      ======     ====     ========      ========

                                      STOCKHOLDERS' EQUITY (DEFICIT)
                                  ---------------------------------------
                                    RETAINED                    TOTAL
                                    EARNINGS     TREASURY   STOCKHOLDERS'
                                  (ACCUMULATED   STOCK AT      EQUITY
                                    DEFICIT)       COST       (DEFICIT)
                                  ------------   --------   -------------
Balance at January 1, 1998......    $ 4,042      $(8,818)     $ (4,676)
Conversion of Hugh O'Kane
  Electric Co. Inc. common
  shares into Lexent Inc. common
  shares........................         77           --            --
Cancellation of treasury stock
  due to merger of Hugh O'Kane
  Electric Co. Inc. into Lexent
  Inc. .........................     (8,818)       8,818            --
Dividends declared to common
  stockholders..................     (4,900)          --        (4,900)
Net income January 1, 1998
  through July 23, 1998.........      1,804           --         1,804
Transfer of undistributed
  retained earnings to
  additional paid-in capital
  upon termination of S
  corporation election..........     (1,804)          --            --
Issuance of 5,538,458 redeemable
  convertible preferred shares
  at $2.07639 per share.........         --           --            --
Cost of issuing preferred
  stock.........................       (339)          --          (339)
Dividends accrued on preferred
  shares........................       (301)          --          (301)
Net income July 24, 1998 through
  December 31, 1998.............      2,024           --         2,024
                                    -------      -------      --------
Balance at December 31, 1998....    $(8,215)     $    --      $ (6,388)
Issuance of 202,500 common
  shares........................         --           --            68
Tax benefit from exercise of
  nonqualified stock options....         --           --           582
Deferred stock-based
  compensation..................         --           --            --
Amortization of deferred
  stock-based compensation......         --           --         2,191
Dividends accrued on preferred
  shares........................       (690)          --          (690)
Net income......................      7,952           --         7,952
                                    -------      -------      --------
Balance at December 31, 1999....    $  (953)     $    --      $  3,715
Issuance of 1,450,576 common
  shares........................         --           --         6,577
Issuance of 6,900,000 common
  shares in initial public
  offering......................         --           --        96,255
Conversion of preferred shares
  to common upon initial public
  offering......................         --           --        11,801
Costs of initial public
  offering......................         --           --        (2,309)
Tax benefit from exercise of
  nonqualified stock options....         --           --           104
Deferred stock-based
  compensation..................         --           --            --
Amortization of deferred
  stock-based compensation......         --           --        26,159
Dividends accrued on preferred
  shares........................       (397)          --          (397)
Dividends paid on preferred
  shares........................         --           --            --
Net income......................      8,576           --         8,576
                                    -------      -------      --------
Balance at December 31, 2000....    $ 7,226      $    --      $150,481
                                    =======      =======      ========

          See accompanying notes to consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $  8,576   $  7,952   $  3,828
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Provision for uncollectible amounts, net................     3,675      1,812      1,096
    Depreciation and amortization...........................     3,628      1,495        779
    Loss on disposition of assets...........................        21         71         42
    Non-cash stock-based compensation.......................    26,159      2,191         --
    Provision for deferred tax benefits.....................    (8,767)    (1,896)    (1,696)
    Changes in working capital items:
       Receivables..........................................   (60,180)   (24,218)   (13,854)
       Prepaid expenses and other current assets............      (244)       379          6
       Other assets.........................................      (784)      (391)        (7)
       Accounts payable.....................................     2,690      3,065        658
       Accrued liabilities..................................     8,244      5,464      2,613
       Income taxes payable.................................    (2,066)     3,304      3,012
       Billings in excess of costs and estimated earnings on
       uncompleted projects.................................     3,996        778        110
                                                              --------   --------   --------
         Net cash (used in) provided by operating
          activities........................................   (15,052)         6     (3,413)
                                                              --------   --------   --------
Cash flows from investing activities:
  Capital expenditures and acquisitions, net of equipment
    loans and capital leases................................   (11,350)    (2,908)      (910)
  Proceeds from sales of fixed assets.......................        56         --         --
                                                              --------   --------   --------
         Net cash used in investing activities..............   (11,294)    (2,908)      (910)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of convertible preferred stock.....        --         --     11,500
  Proceeds from exercise of stock options and sales of
    restricted stock........................................     6,576         68         --
  Issuance cost of convertible preferred stock..............        --         --       (339)
  Preferred dividends paid..................................    (1,087)        --         --
  Dividends and distributions to common shareholders........        --         --     (5,138)
  Proceeds from initial public offering of common stock.....    96,255         --         --
  Costs of initial public offering..........................    (2,309)        --         --
  Proceeds from subordinated notes payable to
    stockholders............................................        --         --        388
  Repayment of subordinated notes payable to stockholders...    (1,972)    (1,581)    (1,902)
  Net (repayments) borrowings under revolving credit line...    (6,841)     8,841         --
  Repayment of notes payable to bank........................        --     (4,500)        --
  Net (payments) borrowings (to) from related parties.......      (408)       421       (599)
  Repayment of equipment loans and capital leases...........    (1,336)      (684)      (404)
                                                              --------   --------   --------
         Net cash provided by financing activities..........    88,878      2,565      3,506
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    62,532       (337)      (817)
Cash and cash equivalents at beginning of period............     1,158      1,495      2,312
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $ 63,690   $  1,158   $  1,495
                                                              ========   ========   ========
Supplemental cash flow information:
  Cash paid for:
         Interest...........................................  $  1,307   $  1,009   $  1,626
         Income taxes.......................................    23,541      3,532        252
Supplemental disclosures of noncash investing and financing
  activities:
  Property and equipment additions financed by equipment
    loans and capital leases................................  $  2,143   $  2,751   $    443
  Cancellation of treasury shares due to merger.............        --         --      8,818
  Adjustment to common shares due to merger.................        --         --         55
  Accrued dividends on preferred shares.....................        --        690        301
  Tax benefit from exercise of nonqualified stock options...       104        582         --

          See accompanying notes to consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Formation of Company

     Lexent Inc. ("Lexent"), formerly named National Network Technologies, Inc., was incorporated in Delaware in January 1998. Its wholly-owned subsidiary, Hugh O'Kane Electric Co. LLC ("HOK") was formed in June 1998. On July 16, 1998, Hugh O'Kane Electric Co., Inc. ("HOK Inc.") issued dividends aggregating $4.9 million in the form of promissory notes to its two principal common stockholders. On July 22, 1998, HOK Inc. was merged with and into Lexent, and Lexent issued 22,716,600 shares of common stock to the stockholders of the former HOK Inc. In addition, on such date substantially all of the assets of Lexent were contributed to HOK, and HOK assumed all of the obligations of the former HOK Inc. The merger was accounted for in a manner similar to a pooling of interests since all entities were under common control. Accordingly, HOK recorded the assets and liabilities of HOK Inc. at their historical book values, and HOK's results of operations have been presented as if the merger had occurred at the beginning of the earliest period presented.

     Lexent's wholly-owned subsidiary, National Network Technologies LLC ("NNT") was formed in August 1998. Lexent's wholly-owned subsidiary, Lexent Services, Inc. ("LSI") was formed in May 2000. Lexent's wholly-owned subsidiary HOK Datacom, Inc. ("HOK Datacom") was formed in November 2000. Lexent, HOK, NNT, LSI and HOK Datacom are together referred to herein as "the Company."

  Description of Business

     The Company provides outsourced local telecommunications network services to telecommunications companies by supplying expertise and resources to enable its customers to build and connect their networks to other telecommunications companies and individual end users. Certain projects whose duration is expected to exceed 90 days may be structured with milestone events that dictate the timing of payments, and customers for these projects may withhold 10% from each billing until after the project has been completed and satisfactorily accepted.

     We operate in various regions in the United States, including but not limited to, New York, New Jersey, Long Island, White Plains, Philadelphia, Washington D.C./Northern Virginia, Greater Boston, Miami, Chicago, Atlanta, Northern California, Southern California, Dallas, Tampa and Detroit. For the years 2000, 1999 and 1998, a majority of revenues was earned from services provided in the New York metropolitan region, including New York City, New Jersey, Long Island and Westchester County.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Lexent and its wholly-owned subsidiaries, HOK, NNT, LSI and HOK Datacom. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Revenue and Cost Recognition

     Design and engineering services are generally performed on a unit price basis or on a time and materials basis. Program management services are generally performed on a cost-plus-fee basis. Network deployment services are generally performed on a unit price or fixed price basis. Network upgrade and maintenance services are generally performed on a unit price basis or on a time and materials basis. For projects whose duration is expected to be 90 days or less, revenues and related expenses are recognized using the completed contract method. Under this method, revenues and expenses are recognized when the project has been completed.

                          LEXENT INC. AND SUBSIDIARIES

     For projects whose duration is expected to exceed 90 days, revenues and expenses are recognized using the percentage-of-completion method. Under the percentage-of-completion method, expenses are recognized in each period as incurred and revenues are recognized in each period based on a comparison of the costs incurred for each project to the currently estimated total costs to be incurred for the project. Accordingly, the revenue recognized in a given period depends on the costs incurred for individual projects through that period and currently estimated total remaining costs to complete the individual projects. If in any period the estimates of the total remaining costs to complete a project are significantly increased, very little or no additional revenue may be recognized with respect to that project. Project costs include all direct material, equipment, and labor costs and allocated indirect costs, such as fringe benefits, payroll taxes, supervision and support, depreciation, maintenance, supplies, and small tools. Provisions for estimated losses on projects are made in the period in which such losses are determined.

     Revenues from cost-plus-fee projects are recognized on the basis of costs incurred during the period plus the fee earned.

     General, administrative and marketing costs are charged to expense as incurred.

  Cash and Cash Equivalents

     Cash equivalents consist of interest-bearing investment grade securities that are readily convertible into cash and have original maturities of 3 months or less.

  Property and Equipment

     Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is calculated on the straight-line basis over the estimated useful lives of the assets. Useful lives of property and equipment are as follows: motor vehicles -- 5 years, tools and equipment -- 4-7 years, furniture, office and computer equipment -- 3-5 years, leasehold improvements -- 3 years or duration of lease. Expenditures for repairs and maintenance are expensed as incurred; expenditures for major renewals and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss on disposition is reflected in current operations. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined using current market prices or anticipated cash flows discounted at a rate commensurate with the risks involved. The Company capitalizes the costs of purchased software and related implementation, and amortizes such costs over its estimated useful life of three years. Management does not believe that there are any material impairments in property and equipment at December 31, 2000.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates relate to realizability of accounts receivable including unbilled receivables and costs of uncompleted projects, percentages of completion of projects in progress, contracts, property and equipment and accrued expenses. Actual results could differ from those estimates.

                          LEXENT INC. AND SUBSIDIARIES

  Income Taxes

     The Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

  Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 permits entities to recognize the fair value of all stock-based awards on the date of grant as expense over the vesting period or allows entities to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25 compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, with pro forma net income disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     Deferred non-cash stock-based compensation is recorded when the exercise price of an option or the sale price of restricted stock is lower than the fair market value of the underlying stock on the grant or sale date. For certain options and restricted stock granted in the years 2000 and 1999, the exercise or sale prices were determined by the Board of Directors at dates of grant to be equal to the fair value of the underlying stock; however, such exercise or sale prices were subsequently determined to be lower than the deemed fair values for financial reporting purposes of the underlying common stock on the date of grant. Accordingly, for those options and restricted stock grants, the Company has recorded deferred non-cash stock-based compensation, which is amortized over the vesting periods of the options or restricted stock, ranging from immediately to up to four years. Deferred tax benefits are recorded in connection with amortization of deferred non-cash stock-based compensation related to non-qualified options, to the extent that the Company expects to realize such tax benefits.

  Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying amounts reported for the equipment obligations approximate fair value because the underlying instruments earn interest at rates comparable to current terms offered to the Company for instruments of similar risk. The carrying amounts reported for the notes payable to banks approximate fair value because the interest rate on such notes fluctuates with the prime rate or LIBOR. The fair values of subordinated notes payable to stockholders are not estimable due to their related party nature.

  Segment Reporting

     All of the Company's business activities are aggregated into one reportable segment given the similarities of economic characteristics between the activities and the common nature of the Company's services and customers.

  Recent Accounting Pronouncements

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software

                          LEXENT INC. AND SUBSIDIARIES

Developed or Obtained for Internal Use," which requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. In April 1998, the same committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." These standards were effective for the first quarter of the year 1999. The adoption of these standards did not have a material effect on the Company's consolidated financial statements.

  Net Income Per Share

     Basic net income per share is computed by dividing net income (after deducting dividends declared on preferred stock) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of other securities by assuming the redeemable convertible preferred stock had been converted into common stock as of the later of the date of issuance of the preferred stock or the beginning of the fiscal period presented, at the conversion rates that would have been in effect at such dates (and without deducting from net income dividends declared on preferred stock), and by including the dilutive effect of outstanding stock options in the weighted average number of common shares outstanding for each period. Options granted in 1998 were anti-dilutive and are therefore excluded from the calculation. Details of the calculations are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                            (IN THOUSANDS, EXCEPT
                                                             PER SHARE AMOUNTS)
NET INCOME PER SHARE -- BASIC:
  Net income..........................................  $ 8,576    $ 7,952    $ 3,828
  Less: preferred dividends...........................     (397)      (690)      (301)
                                                        -------    -------    -------
  Net income available to common stockholders.........  $ 8,179    $ 7,262    $ 3,527
                                                        =======    =======    =======
  Weighted average shares-basic.......................   30,839     22,721     22,717
                                                        =======    =======    =======
  Net income per share-basic..........................  $  0.27    $  0.32    $  0.16
                                                        =======    =======    =======
NET INCOME PER SHARE -- DILUTED:
  Net income..........................................  $ 8,576    $ 7,952    $ 3,828
                                                        =======    =======    =======
  Assumed conversion of preferred stock...............    5,725      8,740      3,673
  Dilutive effect of stock options....................    1,702      2,070         --
                                                        -------    -------    -------
  Weighted average shares-diluted.....................   38,266     33,531     26,390
                                                        =======    =======    =======
  Net income per share-diluted........................  $  0.22    $  0.24    $  0.15
                                                        =======    =======    =======

  Reclassifications

     Certain prior period amounts have been reclassified to conform to the current year presentation.

  Pro Forma Information -- (unaudited)

     Pro forma information included in the consolidated statements of income for the year 1998 reflects the pro forma effect of providing income taxes on previously untaxed subchapter "S" income before income taxes. This pro forma effect is calculated assuming a 45% effective tax rate.

     Pro forma information reflects the pro forma effect of the conversion of redeemable convertible preferred stock into common stock upon the consummation of the Company's initial public offering on August 2, 2000,

                          LEXENT INC. AND SUBSIDIARIES
at the conversion rate of 1.77209 shares of common stock for each share of redeemable convertible preferred stock. Pro forma basic and diluted weighted average share calculations reflect the assumed conversion of redeemable convertible preferred stock at the later of the beginning of the period presented or the date of issuance of the redeemable convertible preferred stock, at such conversion rate. The calculation of pro forma basic and diluted income per share after giving effect to the foregoing assumption is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                            (IN THOUSANDS, EXCEPT
                                                             PER SHARE AMOUNTS)
PRO FORMA NET INCOME PER SHARE -- BASIC:
  Pro forma net income................................  $    --    $    --    $ 2,864
                                                        -------    -------    -------
  Actual net income...................................  $ 8,576    $ 7,952    $    --
                                                        =======    =======    =======
  Weighted average shares -- actual...................   30,839     22,721     22,717
  Assumed conversion of preferred stock...............    9,815      9,815      4,308
                                                        -------    -------    -------
  Pro forma weighted average shares -- basic..........   40,654     32,536     27,025
                                                        =======    =======    =======
  Pro forma net income per share -- basic.............  $  0.21    $  0.24    $  0.11
                                                        =======    =======    =======
PRO FORMA NET INCOME PER SHARE -- DILUTED:
  Dilutive effect of stock options....................    1,702      2,070         --
                                                        -------    -------    -------
  Pro forma weighted average shares -- diluted........   42,356     34,606     27,025
                                                        =======    =======    =======
  Pro forma net income per share -- diluted...........  $  0.20    $  0.23    $  0.11
                                                        =======    =======    =======

2. ACQUISITIONS

     In September 2000, the Company purchased certain assets of Communications Planning and Services, Inc., which provides certain design and implementation services for communications systems. The acquisition was accounted for under the purchase method of accounting. The purchase price was $0.7 million, of which $0.4 million was allocated to goodwill and is being amortized over ten years.

     In October 2000, the Company purchased certain assets of Magnetic Electric Construction Corp., which provides certain electrical services. The purchase price was $1.3 million, comprised of $0.7 million in cash and 23,077 common shares of the Company valued at approximately $0.6 million on date of closing. The acquisition was accounted for under the purchase method of accounting, and approximately $1.2 million of the purchase price was allocated to goodwill and is being amortized over ten years.

                          LEXENT INC. AND SUBSIDIARIES

3. RECEIVABLES, NET

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2000            1999
                                                             ------------    ------------
                                                                    (IN THOUSANDS)
Accounts receivable -- billed to customers.................    $ 73,009        $30,226
Unbilled receivables on completed projects accounted for
  under the completed contract method......................      16,839          4,908
Costs and estimated earnings in excess of billings on
  projects accounted for under the percentage-of-completion
  method...................................................       4,238          3,858
Unbilled receivables on cost-plus contracts................       5,426          6,066
Costs of uncompleted projects accounted for under the
  completed contract method................................      10,572          6,138
Retainage..................................................       2,446          1,154
                                                               --------        -------
                                                                112,530         52,350
Less: allowance for uncollectible amounts..................      (7,277)        (3,602)
                                                               --------        -------
                                                               $105,253        $48,748
                                                               ========        =======

     For the years 2000, 1999, and 1998, the Company's provision for uncollectible amounts was $5.8 million, $2.4 million, and $1.6 million, respectively. The amounts written off against the allowance for the years 2000, 1999 and 1998 were $2.1 million, $0.6 million and $0.5 million, respectively.

     Amounts retained by customers related to projects that are progress-billed may be outstanding for periods that exceed one year.

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
                                                            (IN THOUSANDS)
Motor vehicles.....................................    $ 4,765         $ 5,069
Tools and equipment................................      7,749           2,171
Office equipment and furniture.....................      1,015             640
Computer equipment.................................      4,465           1,033
Leasehold improvements.............................      1,017             363
Purchased software.................................      1,109             383
                                                       -------         -------
  Property, plant and equipment....................     20,120           9,659
Less: accumulated depreciation and amortization....     (5,506)         (3,479)
                                                       -------         -------
  Property, plant and equipment, net...............    $14,614         $ 6,180
                                                       =======         =======

     Depreciation and amortization expense for the years 2000, 1999 and 1998 was $3.6 million, $1.5 million, and $0.8 million, respectively. Accumulated amortization at December 31, 2000 included $0.6 million related to capitalized leases -- see Note 10 of Notes to Consolidated Financial Statements for further information.

5. NOTES PAYABLE AND OTHER FINANCING ARRANGEMENTS

     At December 31, 2000, the Company had notes payable to banks aggregating $2.0 million under a $50 million collateralized revolving credit facility, which expires in November 2003. Borrowings bear interest at the prime rate or at a rate based on LIBOR, at the option of the Company. This credit facility is to be used for

                          LEXENT INC. AND SUBSIDIARIES
general corporate purposes including working capital. As of December 31, 2000, the prime rate was 9.5%. The line of credit is secured by substantially all of the Company's assets, including its membership interests and stock in its subsidiaries, and is senior to $5.1 million of subordinated indebtedness to a principal common stockholder.

     Under the terms of the credit facility, the Company is required to provide the banks with periodic financial statements and other reports, and must meet specified thresholds with respect to profitability, net worth, and fixed charge coverage ratios. Additionally, covenants in the credit facility limit the Company's ability to sell any assets outside the ordinary course of business and incur additional indebtedness, except that up to $20 million of additional indebtedness outstanding at any time may be incurred in connection with acquisitions. The credit facility also permits the Company to make loans and investments representing less than 50% of the ownership interest in other companies, up to a maximum of $30 million outstanding at any time. The covenants also prohibit the Company from declaring or paying dividends in excess of 25% of net income for the immediately preceding year, and creating liens or incurring additional indebtedness other than for equipment obtained in the ordinary course of business.

     At December 31, 2000 and 1999, the Company had $2.4 million and $2.2 million, respectively, of installment loans payable, primarily related to its fleet of vehicles. Of those amounts, $1.0 million and $0.7 million, respectively, were classified as current, with the balance classified as non-current. The loans bear interest at rates ranging between 0.9% and 9.5%, have terms averaging three years, and are collateralized by the vehicles.

     At December 31, 2000 and 1999, the Company had $1.3 million and $0.7 million of capital lease obligations, respectively. See Note 10 of Notes to Consolidated Financial Statements for further information.

     The following are the maturities of long-term debt (excluding capitalized lease obligations) for the next five years:

MATURITY                                                          AMOUNT
--------                                                      --------------
                                                              (IN THOUSANDS)
2001........................................................      $1,000
2002........................................................         884
2003........................................................       2,410
2004........................................................          96
                                                                  ------
Total.......................................................      $4,390
                                                                  ======

6. SUBORDINATED NOTES PAYABLE TO STOCKHOLDERS AND RELATED PARTY
   TRANSACTIONS

     On January 1, 1997, the Company repurchased common shares owned by a stockholder and issued a subordinated promissory note in the amount of $10.2 million. The note bears interest at the rate of 6%. The first payment on the note was made on July 23, 1998, at which time $1.5 million plus accrued interest was paid. The remaining balance is payable in twenty-two quarterly installments of $0.4 million plus accrued interest starting October 1, 1998, with the final payment due on January 1, 2004. As of December 31, 2000 and 1999, the outstanding principal balance of the note was $5.1 million and $6.7 million, respectively, of which $1.6 million is classified as current at both dates, and the balance is classified as non-current. The note is subordinated to all senior debt.

     As of December 31, 1999, the Company also had outstanding subordinated promissory notes payable to its two principal common stockholders in the aggregate amount of $0.4 million, which were classified as non-current. The notes bore interest at 6% and were subordinated to all senior debt. Payment of principal and interest on these notes was permitted under the Company's bank credit agreement after consummation of the

                          LEXENT INC. AND SUBSIDIARIES
initial public offering of common stock. On August 31, 2000, the Company repaid those notes to its two principal common stockholders.

     From time to time prior to 2000, the Company's two principal common stockholders advanced money to the Company for its operating needs, and the Company made repayments of such advances. At December 31, 1999, the amount owed by the Company to its two principal common stockholders for such advances aggregated $0.2 million, which was repaid in November 2000. The advances bore interest at the rate of 6%, were not subordinated, and were classified as current because there were no formal repayment terms.

     The Company leases two premises from entities which are owned by three of its principal common stockholders. Annual rentals for office and warehouse premises at 88-90 White Street, New York, NY are $0.3 million for calendar years 1998 through 2001, and $0.4 million for calendar year 2002. Annual rentals for office and warehouse premises in South Plainfield, NJ are $0.1 million for the twelve-month periods April through March, commencing April 1998 through March 2008.

     On May 1, 2000, the Company entered into a ten-year lease for a garage and warehouse facility in Long Island City, New York. The lease payments are $0.5 million per year commencing May 1, 2000. The facility is leased from an entity that is owned by the Company's two principal common stockholders.

     During 1999 and 1998, the Company purchased services for total costs of $1.4 million and $0.5 million, respectively, from Metro Design Systems, Inc. ("MDS"), an entity, which was owned by three of the Company's principal common stockholders and a director of the Company. In September 1999, the Company acquired the plant and equipment, trade name, and goodwill of MDS for a purchase price of $0.2 million, which was paid in cash. As of December 31 1999, amounts payable by the Company to MDS amounted to $0.2 million, which was paid in 2000.

     On July 20, 1998, the Company agreed to provide a former officer, who is currently a common stockholder, with a new automobile every three years and lifetime medical, dental and life insurance benefits consistent with his then-existing coverage, while he remains a common stockholder. Costs incurred for such benefits are charged to expense as incurred, and were insignificant for the years 2000, 1999 and 1998, respectively. The Company has also agreed to pay its founder a pension of $0.1 million per year for life.

     Interest expense incurred by the Company to related parties during the years 2000, 1999 and 1998 amounted to $0.4 million, $0.5 million and $0.6 million, respectively. Accrued interest payable to related parties as of December 31, 2000 and 1999 was $0.1 million for both years, respectively.

7. RETIREMENT PLANS AND 401K SAVINGS PLAN

     Until December 31, 1998, the Company had two noncontributory, defined contribution pension plans and a defined benefit pension plan covering all employees who are not subject to collective bargaining agreements. Contributions from the Company were accrued and funded annually. Those plans were terminated as of December 31, 1998, and the assets were distributed to the participants in January 1999. No pension expense was recorded for the year 1998, because the plans were fully funded at termination.

     Effective January 1, 1999, the Company adopted a 401(k) savings plan, covering all employees who are not subject to collective bargaining agreements. Each covered employee is eligible to become a participant, and may contribute up to 15% of salary on a tax-deferred basis. The Company contributes 3% of each covered employee's salary up to the maximum annual amount permitted by IRS regulations. The Company's contributions vest ratably over the employees' first five years of service. For the years 2000 and 1999, $0.6 million and $0.2 million, respectively, was charged to expense for the 401(k) plan.

                          LEXENT INC. AND SUBSIDIARIES

8. INCOME TAXES

     The Company files a consolidated federal income tax return with its subsidiaries. The provision for income taxes consists of:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Current:
  Federal.............................................  $17,345    $ 7,950    $ 2,099
  State and local.....................................    4,327      2,360        977
Deferred..............................................   (8,968)    (3,179)    (1,696)
                                                        -------    -------    -------
Provision for income taxes............................  $12,704    $ 7,131    $ 1,380
                                                        =======    =======    =======

     In July 1998, the Company's tax status changed from an S corporation to a C corporation in connection with the transactions described in Note 1 of Notes to Consolidated Financial Statements. The difference between the expected federal income tax provision calculated using statutory rates and the actual provision recorded for the year 1998 is due principally to the effect of the Company's change in tax status, the allowance for uncollectible amounts, depreciation and amortization, deferred costs on uncompleted projects and certain accrued liabilities.

     The components of deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2000       1999      1998
                                                          -------    ------    ------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Allowance for uncollectible amounts...................  $ 2,742    $1,669    $  498
  Amortization of deferred stock-based compensation
     related to nonqualified options....................    8,914       844        --
  Deferred costs on uncompleted projects................    1,076       858       643
  Accrued liabilities...................................       48       340       558
                                                          -------    ------    ------
          Total deferred tax assets.....................   12,780     3,711     1,699
                                                          -------    ------    ------
Deferred tax liability:
  Depreciation and amortization.........................      421       119         3
                                                          -------    ------    ------
Net deferred tax asset..................................  $12,359    $3,592    $1,696
                                                          =======    ======    ======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was established during the years 2000, 1999 and 1998. With respect to deferred tax benefits recorded in connection with amortization of stock-based compensation expense related to non-qualified options, to the extent that non-qualified options are forfeited or are exercised at a time when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the date the options were granted, a portion of such deferred tax benefits would not be realized and such portion may be charged to expense.

                          LEXENT INC. AND SUBSIDIARIES

     A reconciliation for statutory federal income tax expense is as follows:

                                                              2000    1999    1998
                                                              ----    ----    -----
Federal statutory rate applied to pre-tax income............  35.0%   35.0%    34.0%
State and local taxes, net of federal benefit...............   9.5    10.4     11.5
Tax effect of non-deductible items..........................  15.2     1.9      3.7
Effect on income from S corporation years...................    --      --    (22.7)
                                                              ----    ----    -----
Total tax provision.........................................  59.7%   47.3%    26.5%
                                                              ====    ====    =====

9. CONTINGENCIES

     From time to time, the Company is involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. On or about March 31, 2000, a former employee filed a lawsuit against the Company and certain of the Company's employees, officers and directors in the U.S. District Court for the Southern District of New York, seeking, among other things, reinstatement with back and front pay, compensatory damages in excess of $5.0 million, punitive damages, costs and attorneys' fees, based upon allegations of sexual harassment, employment discrimination and retaliation. This matter was settled in December 2000 for an insignificant amount.

10. LEASE COMMITMENTS

     The Company leases equipment, motor vehicles and real estate (including real estate leased from related parties referred to in Note 6 of Notes to Consolidated Financial Statements) under leases accounted for as operating leases for lease terms ranging from one to nine years. Total rent expense amounted to $2.9 million, $1.8 million and $0.8 million for the years 2000, 1999 and 1998, respectively.

     Future minimum lease payments under operating leases as of December 31, 2000 are as follows:

                                                             AMOUNT
                                                         --------------
                                                         (IN THOUSANDS)
2001...................................................      $6,606
2002...................................................       6,363
2003...................................................       5,934
2004...................................................       4,691
2005...................................................       2,699
After 2005.............................................       5,108

     During 2000 and 1999, the Company leased computer equipment under capital leases. As of December 31, 2000 and 1999, the capitalized assets recorded under capital leases was $2.7 million and $0.8 million, respectively, and accumulated amortization was $0.6 million and $0.1 million, respectively, and the total liability recorded under such capital leases was $1.3 million and $0.7 million, respectively. The weighted average interest rate for capitalized leases is 6.7% and 6.5% respectively. The following is a schedule by years

                          LEXENT INC. AND SUBSIDIARIES
of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2000:

                                                             AMOUNT
                                                         --------------
                                                         (IN THOUSANDS)
2001...................................................      $  673
2002...................................................         522
2003...................................................         174
                                                             ------
Total minimum lease payments...........................       1,369
Less: amount representing interest.....................          95
                                                             ------
Present value of net minimum lease payments............      $1,274
                                                             ======

11. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On July 23, 1998, the Company sold 5,538,458 shares of redeemable convertible preferred stock for proceeds of $11.5 million. Costs of $0.3 million incurred in connection with issuing such preferred stock were charged to stockholders' equity. The preferred stock was entitled to cumulative dividends at the rate of 6% per annum. At the option of the holders, dividends may be paid in the form of additional preferred stock or in cash. For the years 2000, 1999, and 1998, dividends were accrued as additional preferred stock in the amounts of $0.4 million, $0.7 million, and $0.3 million, respectively, offset by a charge to retained earnings (accumulated deficit).

     Upon completion of the Company's public offering of common stock on August 2, 2000, preferred dividends accrued through December 31, 1998 of $0.3 million were paid in the form of additional preferred stock, and preferred dividends accrued from January 1, 1999 through August 2, 2000 of $1.1 million were paid in cash.

     On August 2, 2000, all outstanding shares of preferred stock were converted into 9,814,624 shares of common stock.

12. STOCKHOLDERS' EQUITY

     On March 28, 2000, the Company effected a 3-for-1 stock split of its common stock with no change in par value. Accordingly, the stock split was recognized by reclassifying the $.001 per share par value of the additional shares resulting from the split, from retained earnings to common stock. Retained earnings, common stock, per share and shares outstanding data in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been retroactively restated to reflect this stock split.

     On March 28, 2000, the Company filed an amendment to its Restated Certificate of Incorporation. Among other things, the restated certificate increased the shares of authorized common stock from 44,461,542 to 94,461,542 shares.

     On July 6, 2000, the Company effected a 1-for-2 reverse stock split of its common stock with no change in par value. Accordingly, the stock split has been recognized by reclassifying the $.001 per share par value of the reduction in shares resulting from the split, from common stock to retained earnings. Retained earnings, common stock, per share and shares outstanding data in the Consolidated Financial Statements and Notes to Consolidated Financial Statements have been retroactively restated to reflect this reverse stock split.

     On July 6, 2000, the Company filed an amendment to its Restated Certificate of Incorporation, which decreased the shares of authorized common stock from 94,461,542 to 50,000,000 shares.

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

     On August 2, 2000, the Company completed an initial public offering of 6,900,000 shares of its common stock at a price of $15.00 per share. The Company received net proceeds of $96.3 million after underwriting discounts and before expenses of the offering.

13. STOCK OPTIONS AND AWARDS

     The Company has adopted a Stock Option and Restricted Stock Purchase Plan, pursuant to which up to 8,700,000 common shares are available for option grants. Stock options granted under the plan may be incentive stock options or nonqualified stock options and are exercisable for up to ten years following the date of grant. Vesting provisions are determined by the Board of Directors on a case by case basis. Options granted become exercisable over periods ranging from immediately to up to four years after the date of grant.

     In July 1998, the Company issued 165,000 nonqualified options to an outside director as a finder's fee in connection with the Company's sale of preferred stock in July 1998. The fair value of the options at the date of grant was $0.2 million. The options vested immediately. Accordingly, the Company recorded a charge to retained earnings of $0.2 million in 1998 as a cost of issuing the preferred stock.

     In September 1998, the Company issued 75,000 options to an outside director. The vesting period of such options was 50% after the first year, with the balance vesting over the next three years. For options issued to outside directors, the Company's policy is to charge compensation expense over the vesting period in an amount equal to the fair value of the options at grant date as determined by the Board of Directors. For the years 2000, 1999 and 1998, such charge to compensation expense was immaterial.

     Stock option transactions are summarized in the following table:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                        NUMBER OF     EXERCISE
                                                          SHARES       PRICE
                                                        ----------    --------
Outstanding at December 31, 1997......................          --         --
  Granted.............................................     570,000     $ 0.33
  Exercised or canceled...............................          --         --
                                                        ----------
Outstanding at December 31, 1998......................     570,000     $ 0.33
  Granted.............................................   3,204,750     $ 2.60
  Exercised...........................................    (202,500)    $ 0.33
  Canceled............................................          --         --
                                                        ----------
Outstanding at December 31, 1999......................   3,572,250     $ 2.36
  Granted.............................................   4,758,850     $12.53
  Exercised...........................................  (1,075,000)    $ 3.38
  Canceled............................................    (194,125)    $ 9.52
                                                        ----------
Outstanding at December 31, 2000......................   7,061,975     $ 8.87
                                                        ==========

                          LEXENT INC. AND SUBSIDIARIES

     The following table summarizes options outstanding and exercisable at December 31, 1999:

                      OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
               ----------------------------------   ----------------------
                             WEIGHTED    WEIGHTED                 WEIGHTED
  RANGE OF                    AVERAGE    AVERAGE                  AVERAGE
  EXERCISE       NUMBER      REMAINING   EXERCISE     NUMBER      EXERCISE
   PRICES      OUTSTANDING     LIFE       PRICE     EXERCISABLE    PRICE
-------------  -----------   ---------   --------   -----------   --------
$0.33 - $1.01   2,522,250       9.1       $0.56       565,625      $0.50
        $6.67   1,050,000      10.0       $6.67       300,000      $6.67
                ---------                             -------
                3,572,250                 $2.36       865,625      $2.64
                =========                             =======

     The following table summarizes options outstanding and exercisable at December 31, 2000:

                        OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                 ----------------------------------   ----------------------
                               WEIGHTED    WEIGHTED                 WEIGHTED
   RANGE OF                     AVERAGE    AVERAGE                  AVERAGE
   EXERCISE        NUMBER      REMAINING   EXERCISE     NUMBER      EXERCISE
    PRICES       OUTSTANDING     LIFE       PRICE     EXERCISABLE    PRICE
---------------  -----------   ---------   --------   -----------   --------
$ 0.33 - $ 1.01   1,853,875       8.1       $ 0.53       664,902     $ 0.50
$ 6.67 - $10.00   2,274,000       9.0       $ 6.76       488,649     $ 6.85
$12.00 - $17.13   2,654,100       9.5       $14.62       279,177     $13.99
$19.38 - $28.38     159,100       9.8       $24.85            --         --
$29.13 - $30.00     120,900       9.7       $29.20         2,334     $30.00
                  ---------                            ---------
                  7,061,975                 $ 8.87     1,435,062     $ 5.34
                  =========                            =========

     During the year 2000, the Company issued rights to purchase 352,500 shares of restricted stock at $6.67 per share, all of which were exercised.

     For certain options and restricted stock granted in the year 1999 and the first quarter of 2000, the exercise or sale prices were determined by the Board of Directors at dates of grant to be equal to the fair value of the underlying stock, however, such exercise or sale prices were subsequently determined to be lower than the deemed fair values for financial reporting purposes of the underlying common stock on the date of grant. Accordingly, for those options and restricted stock grants, the Company recorded deferred stock-based compensation of $41.7 million in the first quarter of 2000 and $9.3 million in the year 1999, respectively. Amortization of such deferred stock-based compensation for 2000 and 1999 was $26.2 million and $2.2 million, respectively. Deferred tax benefits of $8.1 million and $0.8 million were recorded in the years 2000 and 1999, respectively, in connection with amortization of deferred stock-based compensation related to non-qualified options.

     The Company accounts for stock options for which exercise prices are equal to fair value of the underlying stock at grant date under the method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had the Company recorded compensation cost based on the fair value of such stock options at grant dates as determined under the Black-Scholes option pricing methodology, the Company's pro

                          LEXENT INC. AND SUBSIDIARIES
forma net income for the years 2000 and 1999 would have decreased by approximately $2.4 million and $0.2 million, respectively. In making that calculation, the following assumptions were used:

                                                             2000       1999
                                                            -------    -------
Expected volatility factor:
  Pre IPO.................................................       0%         0%
  Post IPO................................................      66%
Risk free interest rate...................................    6.27%      6.04%
Expected life.............................................  4 years    4 years
Expected dividend rate....................................       0%         0%
Weighted average fair value:
  Pre IPO.................................................  $ 2.10
  Post IPO................................................  $ 9.19
  Consolidated............................................  $ 5.20      $0.55
Weighted average grant price:
  Pre IPO.................................................  $ 9.32
  Post IPO................................................  $16.66
  Consolidated............................................  $12.53      $2.60

     For purposes of pro forma disclosures, the estimated fair value of such stock options at grant date is amortized to pro forma expense over the options' vesting period. Pro forma information for the years 2000 and 1999 is as follows:

                                                               2000         1999
                                                             ---------    ---------
                                                             (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Net income:
  As reported..............................................   $8,576       $7,952
  Pro forma................................................   $6,138       $7,759
Basic and diluted net income per share as reported:
  Basic....................................................   $ 0.27       $ 0.32
  Diluted..................................................   $ 0.22       $ 0.24
Basic and diluted pro forma net income per share:
  Basic....................................................   $ 0.19       $ 0.24
  Diluted..................................................   $ 0.16       $ 0.23

14. ACCRUED LIABILITIES

     Accrued liabilities are comprised of:

                                                              DECEMBER 31,
                                                            -----------------
                                                             2000       1999
                                                            -------    ------
                                                             (IN THOUSANDS)
Accrued payroll and related benefits......................  $13,016    $5,265
Accrued project costs.....................................    1,270     1,844
Other.....................................................    3,571     2,504
                                                            -------    ------
          Total...........................................  $17,857    $9,613
                                                            =======    ======

                          LEXENT INC. AND SUBSIDIARIES

15. CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash, cash equivalents and trade receivables.

     Cash balances may, at times, exceed amounts covered by FDIC insurance. The Company believes it mitigates its risk by depositing cash balances with high quality financial institutions that it believes are financially sound. Recoverability is dependent upon the performance of the institution.

     The Company's cash equivalents are diversified and consist primarily of investment grade securities with maturities of 90 days or less. Investments are made in obligations of high-quality financial institutions, government and government agencies, and corporations, thereby reducing credit risk concentrations. Interest rate fluctuations impact the carrying value of the portfolio.

     Trade receivables are primarily short-term receivables from telecommunications companies and generally well known contracting companies. To reduce credit risk, the Company performs credit evaluations of its customers but does not generally require collateral and, therefore, the majority of its trade receivables are unsecured. Credit risk is affected by conditions within the economy. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

     The Company believes concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base and their dispersion across geographic areas. For the year 2000, the Company had revenues from one customer which comprised 25% of the Company's total revenues. At December 31, 2000, accounts receivable from this customer totaled $2.1 million. For the year 1999, the Company had revenues from two separate customers, which comprised 26% and 13% of the Company's total revenues. At December 31, 1999, accounts receivable from these customers totaled $6.8 million and $3.6 million, respectively. For the year 1998, the Company had revenues from two separate customers, which comprised 16% and 13% of the Company's total revenues.

                          LEXENT INC. AND SUBSIDIARIES

16. UNAUDITED QUARTERLY FINANCIAL DATA

                                         MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                           1999       1999       1999        1999       2000       2000       2000        2000
                                         --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                             (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Revenues.............................  $20,165    $29,357     $46,020    $55,320    $ 56,210   $65,027     $82,412    $92,344
  Cost of revenues.....................   16,040     24,501      36,362     42,674      42,149    47,898      61,030     71,677
  General, administrative and marketing
    expenses...........................    1,911      2,462       3,220      3,792       4,111     5,934       6,344      6,502
  Depreciation and amortization........      198        276         423        598         658       789         892      1,289
  Non-cash stock-based
    compensation.......................       --         19          11      2,161      19,427     2,244       2,244      2,244
                                         -------    -------     -------    -------    --------   -------     -------    -------
  Operating income.....................    2,016      2,099       6,004      6,095     (10,135)    8,162      11,902     10,632
  Interest expense.....................      224        238         290        352         391       343         283        235
  Other expense (income), net..........       --         --          39        (12)        (10)        4        (883)    (1,082)
                                         -------    -------     -------    -------    --------   -------     -------    -------
  Income (loss) before
    income taxes.......................    1,792      1,861       5,675      5,755     (10,516)    7,815      12,502     11,479
  Provision for income
    taxes (benefit)....................      828        860       2,622      2,821      (1,611)    3,605       5,762      4,948
                                         -------    -------     -------    -------    --------   -------     -------    -------
  Net income (loss)....................  $   964    $ 1,001     $ 3,053    $ 2,934    $ (8,905)  $ 4,210     $ 6,740    $ 6,531
                                         =======    =======     =======    =======    ========   =======     =======    =======
NET INCOME (LOSS) PER SHARE:
  Basic................................  $  0.03    $  0.04     $  0.13    $  0.12    $  (0.39)  $  0.17     $  0.19    $  0.16
                                         =======    =======     =======    =======    ========   =======     =======    =======
  Diluted..............................  $  0.03    $  0.03     $  0.09    $  0.09    $  (0.39)  $  0.12     $  0.16    $  0.15
                                         =======    =======     =======    =======    ========   =======     =======    =======

17. SUBSEQUENT EVENT

     In February 2001, we invested $1.6 million to acquire 1,000,000 convertible preferred shares of Telseon Inc., which provides optical networking services to its customers in metropolitan areas. Telseon is one of our customers.

     In February 2001, we entered into an agreement to acquire U.S. Electric, a supplier of end-to-end telecommunications infrastructure solutions in the Greater Chicago Market. The acquisition price will include a combination of stock and cash, and the acquisition will be accounted for as a purchase. Assuming that all conditions precedent to closing are met, the transaction is expected to be completed in the second quarter of 2001.