Form 10-Q
period 2001-03-31
LEXENT INC
filed 2001-05-08
CIK 1105503

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2001.



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURI-TIES EXCHANGE ACT OF 1934



                        Commission File Number 000-31105

                                   LEXENT INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    13-3990223
---------------------------------         -----------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

     Three New York Plaza
     New York, New York                                      10004
-----------------------------------------      -------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 41,476,024 shares outstanding as of May 4, 2001.

LEXENT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of
             March 31, 2001 (unaudited) and December 31, 2000             3

             Condensed Consolidated Statements of Income
             (Loss) for the Three Months Ended March 31, 2001
             (unaudited) and March 31, 2000 (unaudited)                   4

             Condensed Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 2001
             (unaudited) and March 31, 2000 (unaudited)                   5

             Notes to Condensed Consolidated Financial Statements         6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk     11

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                              12

ITEM 6.   Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                               13

                          PART I. FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                          LEXENT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands except per share amounts)

                                                                March 31,        December 31
                                                                   2001             2000
                                                                   ----             ----
                                                               (unaudited)
                               Assets:
Current Assets:
    Cash and cash equivalents                                $  48,987         $  63,690
    Receivables, net                                            91,690           105,253
    Prepaid expenses and other current assets                      497               400
    Deferred tax asset, net                                     24,443            12,359
                                                             ---------         ---------
         Total current assets                                  165,617           181,702

Property and equipment, net                                     16,072            14,614
Other assets                                                     4,154             2,685
                                                             ---------         ---------
         Total assets                                        $ 185,843         $ 199,001
                                                             =========         =========

                      Liabilities and Stockholders' Equity:
Current liabilities:
    Accounts payable                                         $  12,795         $  11,124
    Accrued liabilities                                         16,749            17,857
    Income taxes payable                                             -             3,628
    Billings in excess of costs and estimated
      earnings on uncompleted projects                           3,316             5,080
    Subordinated note payable to stockholder                     1,582             1,582
    Equipment and capital lease obligations                      1,598             1,596
    Due to related parties                                          24                24
                                                             ---------         ---------
         Total current liabilities                              36,064            40,891

Subordinated note payable to stockholder                         3,165             3,561
Notes payable to banks                                           2,000             2,000
Equipment and capital lease obligations                          1,740             2,068
                                                             ---------         ---------
     Total liabilities                                          42,969            48,520
                                                             ---------         ---------

Stockholders' equity:
    Common stock, $.001 par value, 120,000,000
      shares authorized, 41,230,087 and
      41,084,300 shares outstanding at
      2001 and 2000, respectively                                  41                41
    Additional paid-in capital                                158,400           165,919
    Deferred stock-based compensation                         (12,851)          (22,705)
    Retained earnings(accumulated deficit)                     (2,716)            7,226
                                                             ---------         --------
         Total stockholders' equity                           142,874           150,481
                                                            ---------         ---------
         Total liabilities and stockholders' equity         $ 185,843         $ 199,001
                                                            =========         =========



     See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                 (dollars in thousands except per share amounts)
                                   (unaudited)

                                            For the Three Months Ended March 31,
                                                2001                  2000
                                               -----                ----
Revenues                                    $  72,105            $  56,210
Cost of revenues                               58,663               42,149
General and administrative expenses             6,432                3,521
Depreciation and amortization                   1,311                  658
Non-cash stock-based compensation*              2,244               19,427
Provision for doubtful accounts*               15,775                  590
Restructuring charges                           5,946                    -
                                            ---------            ---------
Operating loss                                (18,266)             (10,135)
Interest expense                                  284                  391
Interest income                                  (799)                 (10)
Other (income)expense, net                        393                    -
                                            ---------            ---------
Loss before income taxes                      (18,144)             (10,516)
Income tax benefit                              8,202                1,611
                                            ---------            ---------
Net loss                                    $  (9,942)           $  (8,905)
                                            ==========           ==========

Net loss per share:
  Basic                                     $   (0.24)           $   (0.39)
                                            ==========           ==========
  Diluted                                   $   (0.24)           $   (0.39)
                                            ==========           ==========

Weighted average common shares outstanding:
  Basic                                        41,189               23,282
                                             ========           ==========
  Diluted                                      41,189               23,282
                                            =========           ==========



* Substantially all of these amounts would have been classified as general and administrative expenses.


    See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                           For the Three Months Ended March 31,
                                                                     2001            2000
                                                                     ----            ----
Cash flows from operating activities:
  Net loss                                                       $  (9,942)      $  (8,905)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Restructuring charges                                          5,946               -
      Depreciation and amortization                                  1,311             658
      Provision for uncollectible accounts                          15,775             590
      (Gain) loss on disposition of assets                              (3)              7
      Non-cash stock-based compensation                              2,244          19,427
      Provision for deferred tax benefits                           (8,202)         (5,670)
    Changes in working capital items:
      Receivables                                                   (2,212)        (10,332)
      Prepaid expenses and other current assets                        (97)           (250)
      Other assets                                                     122            (471)
      Accounts payable                                               1,671             492
      Accrued liabilities                                           (7,054)          1,044
      Income taxes payable                                          (7,510)         (1,015)
      Billings in excess of costs and estimated earnings
       on uncompleted projects                                      (1,764)          1,737
                                                                 ----------      ----------
            Net cash used in operating activities                   (9,715)         (2,688)
                                                                 ----------      ----------
Cash flows from investing activities:
  Capital expenditures, net of equipment loans and
    capital leases                                                  (2,630)         (1,221)
  Proceeds from sales of fixed assets                                    3               -
  Investments in securities                                         (1,655)              -
                                                                 ----------      ---------
            Net cash used in investing activities                   (4,282)         (1,221)
                                                                 ----------      ----------
Cash flows from financing activities:
  Proceeds from exercise of stock options and sales of
    restricted stock                                                    91           5,139
  Repayment of subordinated note payable to stockholder               (396)           (396)
  Net (repayments) borrowings under revolving credit line                -             300
  Net payments to related parties                                        -            (172)
  Repayment of equipment loans and capital leases                     (401)           (260)
                                                                 ----------      ----------
         Net cash provided by (used in) financing
           activities                                                 (706)          4,611
                                                                 ----------       --------

Net (decrease) increase in cash and cash equivalents               (14,703)            702
Cash and cash equivalents at beginning of period                    63,690           1,158
                                                                 ---------       ---------
Cash and cash equivalents at end of period                       $  48,987        $  1,860
                                                                 =========        ========
Supplemental cash flow information:
  Cash paid for:
    Interest                                                     $     237       $     356
    Income taxes                                                     7,510           5,071
Supplemental disclosures of noncash investing
  and financing activities:
   Property and equipment additions financed by
     equipment loans and capital leases                          $      74       $     310
   Accrued dividends on preferred shares                                 -             172
   Reduction in deferred stock-based compensation                    7,610               -

    See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (unaudited)

         The condensed consolidated financial statements of Lexent Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at March 31, 2001 and the results of its operations and cash flows for the periods ended March 31, 2001 and March 31, 2000. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto for the fiscal year ended December 31, 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001.

1.   Net Income Per Share

         Basic net income per share is computed by dividing net income (after deducting dividends declared on preferred stock) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of other securities by assuming the redeemable convertible preferred stock had been converted into common stock as of the beginning of the fiscal period presented at the conversion rate that would have been in effect at such date (and without deducting from net income dividends declared on preferred stock), and by including the dilutive effect of outstanding stock options in the weighted average number of common shares outstanding for each period. Details of the calculations are as follows:


                                                             Three Months Ended March 31,
                                                                2001                2000
                                                                ----                ----
                                                        (in thousands, except per share amounts)
     Net income (loss) per share-basic:
     Net income (loss).................................       $ (9,942)           $ (8,905)

     Less: preferred dividends.........................              -                (172)
                                                               -------             -------
     Net income (loss) available to common
          shareholders...                                     $ (9,942)           $ (9,077)
                                                              =========            =======
     Weighted average shares-basic.....................         41,189              23,282
                                                              =========            =======
     Net income (loss) per share-basic.................       $  (0.24)           $  (0.39)
                                                              =========            ========
     Net income (loss) per share-diluted:
     Net income (loss).................................              *                   *
     Assumed conversion of preferred stock.............              -               9,815
     Dilutive effect of stock options..................          1,301               2,300
                                                              --------            --------
     Weighted average shares-diluted...................         42,490              35,397
                                                              ========            ========
     Net income (loss) per share-diluted...............              *                   *


* Common stock equivalent shares, including redeemable convertible preferred stock and stock options, would be antidilutive. As a result, the computation for diluted loss per share does not differ from basic loss per share.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (unaudited)


2.    RECEIVABLES, NET

                                                                  March 31,   December 31,
                                                                    2001         2000
                                                                    ----         ----
                                                                       (in thousands)
   Accounts receivable - billed to customers                      $ 84,990      $ 73,009
   Unbilled receivables on completed projects accounted
        for under the completed contract method..............        7,030        16,839
   Costs and estimated earnings in excess of billings on
        projects accounted for under the percentage-of-
        completion method....................................        4,794         4,238
   Unbilled receivables on cost-plus contracts...............        3,651         5,426
   Costs of uncompleted projects accounted for under the
        completed contract method............................       11,715        10,572
   Retainage.................................................        1,702         2,446
                                                                   -------        ------
                                                                   113,882       112,530
   Less: allowance for uncollectible amounts.................      (22,192)       (7,277)
                                                                  --------       -------
                                                                  $ 91,690     $ 105,253
                                                                  ========     =========

       The amounts written off against the allowance for the three months ended March 31, 2001 and 2000 were $1.5 million and $0.7 million, respectively.

       Amounts retained by customers related to projects that are progress-billed may be outstanding for periods that exceed one year.

3.   INVESTMENTS

       In February 2001, the Company purchased 1,000,000 shares of Series C Preferred Stock of Telseon Inc. for an aggregate cost of $1.6 million.

4.   NOTES PAYABLE AND OTHER FINANCING ARRANGEMENTS

       At March 31, 2001, the Company had notes payable to banks aggregating $2.0 million under a $50 million collateralized revolving credit facility, which expires in November 2003.

5.   RELATED PARTY TRANSACTIONS

       During January 2001, the Company repaid $0.4 million plus accrued interest on subordinated notes payable to one of its common stockholders.

6.   CONTINGENCIES

       From time to time, the Company is involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. The Company estimates that these lawsuits will not have a material adverse effect on the Company's financial condition or results of operations. In addition, in April 2001, the Company filed a lawsuit against Network Plus, Inc. ("NWP") seeking payment of $2.2 million for services rendered. NWP has denied that said amounts are due and owing and has filed a counterclaim seeking unspecified damages. The Company intends to prosecute forcefully the claim against NWP and defend vigorously NWP's counterclaim. As this litigation is still in the earliest stages, the Company is not yet able to determine whether the resolution of the counterclaim will have a material effect on its financial condition or results of operations.

7.   STOCK OPTIONS AND AWARDS

       During the three months ended March 31, 2001, options to purchase 326,250 common shares were granted. As of March 31, 2001, options to purchase 7,114,210 common shares were outstanding.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (unaudited)


       For certain options and restricted stock granted in the fourth quarter of 1999 and the first quarter of 2000, the exercise or sale prices were determined by the Board of Directors at dates of grant to be equal to the fair value of the underlying stock, however, such exercise or sale prices were subsequently determined to be lower than the deemed fair values for financial reporting purposes of the underlying common stock on the date of grant. Accordingly, for those options and restricted stock grants, the Company recorded deferred stock-based compensation of $9.3 million during the fourth quarter of 1999 and $41.7 million in the first quarter of 2000. Amortization of such deferred stock-based compensation was $2.2 million and $19.4 million, for the first quarter of 2001 and 2000, respectively. Deferred tax benefits of $0.9 million and $5.7 million were recorded in the first quarter of 2001 and 2000, respectively, in connection with amortization of deferred stock-based compensation related to non-qualified options. With respect to deferred tax benefits recorded in connection with amortization of stock-based compensation expense related to non-qualified options, to the extent that non-qualified options are forfeited or are exercised at a time when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the date the options were granted, a portion of such deferred tax benefits would not be realized and such portion may be charged to expense.

       On March 31, 2001, an optionee's status was changed from an employee to a consultant. As a result, deferred stock-based compensation was reduced by $7.6 million for the options which were not yet vested as of that date. Such options will remain outstanding and will vest monthly through January 2003. Accordingly, the fair value of such options will be remeasured and charged to deferred compensation and amortized to expense over the vesting period; such amounts are not expected to be material.

8.   RESTRUCTURING CHARGES

       In the first quarter of 2001, we recorded $5.9 million in restructuring charges primarily in connection with the closing and/or scaling back of operations in certain regional offices. The restructuring charges are comprised of $3.3 million of obligations under leases which will be paid out over the various lease terms up to ten years, $2.5 million of severance and related contractual obligations which will be paid out over various periods up to one year, and $0.1 million of write-downs of property and equipment which will not require future cash outlays.

9.   RECLASSIFICATIONS

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

OVERVIEW

       We provide outsourced local telecommunications network services to telecommunications companies by supplying the expertise and resources needed to enable our customers to build and connect their networks to other telecommunications companies and individual end users. For the three months ended March 31, 2001, approximately 83% of our revenues were earned from services provided in the New York metropolitan region, including New York City, New Jersey, Long Island and Westchester. Our customers for the design and deployment of telecommunications networks include large, well-established telecommunications carriers as well as smaller, early stage telecommunications carriers. We have derived a significant portion of our revenues from a limited number of customers. For the three months ended March 31, 2001, we derived approximately 13% of our revenues from our largest customer and 12% of our revenues from our second largest customer.

RESULTS OF OPERATIONS

FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

       Revenues. Our revenues increased by 28% to $72.1 million in the first quarter of 2001 from $56.2 million in the first quarter of 2000. The increase in revenues was a result of expanded business from existing key customers, revenue generation from a larger customer base and expansion into new markets.

       Cost of revenues. Our cost of revenues increased by 39% to $58.7 million in the first quarter of 2001 from $42.1 million in the first quarter of 2000. The increase was due in part to increased technical personnel in support of additional demand from customers for our services, new supervisory and support personnel, an increase in rent expense for additional premises and equipment, and an increase in our fleet of vehicles. In addition, in our operations in new geographic markets we incurred costs for new supervisory and support personnel, tools and equipment, vehicles and leasehold improvements.

       General and administrative expenses. Our general and administrative expenses increased 83% to $6.4 million in the first quarter of 2001 from $3.5 million in the first quarter of 2000. The increase was primarily due to additional compensation and related benefits for new executive and administrative personnel to support our increased revenues and an increase in rent and telephone expense for additional premises.

       Depreciation and amortization. Our depreciation and amortization expense increased 99% to $1.3 million in the first quarter of 2001 from $0.7 million in the first quarter of 2000. The increase reflects the depreciation of additional equipment acquired as well as amortization of leasehold improvements installed in premises to support our growth.

       Non-cash stock-based compensation. We recorded amortization of non-cash stock-based compensation of $2.2 million in the first quarter of 2001, compared with $19.4 million in the first quarter of 2000, related to options and restricted stock granted at exercise prices determined by our Board of Directors at dates of grant to be equal to the fair value of the underlying stock, but with respect to which, for financial reporting purposes, the exercise or sales prices were subsequently determined to be lower than the deemed fair values of the underlying common stock at dates of grant.

       Provision for doubtful accounts. Our provision for doubtful accounts increased to $15.8 million in the first quarter of 2001 from $0.6 million in the first quarter of 2000 as a result of recording $15.2 million of additional reserves for uncollectible accounts receivable as a result of recent developments regarding the financial condition of several of our customers.

       Restructuring charges. In the first quarter of 2001, we recorded $5.9 million in restructuring charges primarily in connection with the closing and/or scaling back of operations in certain regional offices. The restructuring charges are comprised primarily of severance and remaining obligations under leases and other contracts.

        Operating income. Operating income in the first quarter of 2001 before the $15.2 million of additional reserves for uncollectible accounts receivable, the $5.9 million of restructuring charges and the $2.2 million stock-based compensation was $5.1 million, compared with $9.3 million in the first quarter of 2000. After giving effect to the foregoing items, operating loss in the first quarter of 2001 was $18.3 million, compared with an operating loss of $10.1 million in the first quarter of 2000.

       Interest expense. Interest expense decreased $0.1 million in the first quarter of 2001 to $0.3 million from $0.4 million in the first quarter of 2000. The decrease was due to a lower average level of debt outstanding during the first quarter of 2001.

       Interest income. Interest income in the first quarter of 2001 was $0.8 million compared to $0.0 million in the first quarter of 2000. The improvement was due to interest income earned on our interest-bearing investment grade securities this year.

       Other (income) expense, net. Other (income) expense, net in the first quarter of 2001 was $0.4 million of expense (net), comprised primarily of costs related to a potential acquisition not consummated.

       Provision for income taxes. Excluding the effect of amortization of deferred stock-based compensation, our effective tax rate is approximately 46% because a significant portion of our operations is currently concentrated in New York City, which subjects us to a local tax on income derived in that jurisdiction. Amortization of deferred stock-based compensation relates to both incentive stock options and nonqualified stock options, however, tax benefits are not available for incentive stock options. Deferred tax benefits of $0.9 million and $5.7 million were recorded in the first quarter of 2001 and the first quarter of 2000, respectively, in connection with amortization of $2.0 million and $12.6 million of stock-based compensation related to nonqualified stock options in such periods, respectively. The balance of $0.2 million and $6.8 million of amortization of stock-based compensation in the first quarter of 2001 and the first quarter of 2000, respectively, does not give rise to tax benefits because it relates to incentive stock options. After giving effect to the foregoing, our total effective tax rate for financial reporting purposes was a benefit of 45% and 15.3% in the first quarter of 2001 and the first quarter of 2000, respectively. With respect to deferred tax benefits recorded in connection with amortization of stock-based compensation expense related to nonqualified options, to the extent that nonqualified options are forfeited or are exercised at a time when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the date the options were granted, a portion of such deferred tax benefits would not be realized and such portion may be charged to expense.

       Recent development. In April 2001, one of our customers from whom we derived 5% of our revenues in the first quarter of 2001 announced that it has voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company believes it is adequately reserved for the outstanding accounts receivable from this customer.


Liquidity and Capital Resources

       Net cash used in operations is primarily used for changes in working capital. Net cash used in operations was $9.7 million for the first quarter of 2001. For the first quarter of 2001, our primary use of cash was to pay accrued liabilities and income taxes.

       Cash used in investing activities was $4.3 million for the first quarter of 2001. Investing activities consist of capital expenditures to support our growth and investments in securities. We used $2.6 million for capital expenditures. In addition, we invested $1.6 million to acquire 1,000,000 convertible preferred shares of Telseon Inc.

       Net cash used in financing activities for the first quarter of 2001 was $0.7 million, comprised of repayments of $0.4 million for equipment and capital leases and a $0.4 million repayment of subordinated note payable to stockholder, offset by $0.1 million in proceeds from exercises of stock options.

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

       As of March 31, 2001, we had cash and cash equivalents of $49.0 million. Cash equivalents are interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in the market interest rates by 10 percent from the rates in effect on the date of this Form 10-Q would cause the fair value of these short-term investments to decline by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

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

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

       From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. In addition, in April 2001, Hugh O'Kane Electric Co., LLC ("HOK") and National Network Technologies LLC ("NNT") filed a lawsuit against Network Plus, Inc. ("NWP") in the Superior Court of Massachusetts seeking payment of $2.2 million for services rendered. NWP has denied that said amounts are due and owing to HOK and NNT, and has filed a counterclaim seeking unspecified damages. We intend to prosecute forcefully the claim against NWP and defend vigorously NWP's counterclaim. As this litigation is still in the earliest stages, we are not yet able to determine whether the resolution of the counterclaim will have a material effect on our financial condition or results of operations.


ITEM 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              None


         (b)  Reports:

              None.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  LEXENT INC.
                                                  (Registrant)


                                         By:       /s/ KEVIN O'KANE
                                                  -----------------------------
                                                  Kevin O'Kane
                                                  President and
                                                  Chief Executive Officer, on
                                                  behalf of the Registrant


                                         By:       /s/ JONATHAN H. STERN
                                                  -----------------------------
                                                  Jonathan H. Stern
                                                  Executive Vice President and
                                                  Chief Financial Officer

May 8, 2001