Form 10-Q
period 2001-06-30
LEXENT INC
filed 2001-08-06
CIK 1105503

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2001.



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                        Commission File Number 000-31105

                                   LEXENT INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-3990223
------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


     Three New York Plaza
     New York, New York                                      10004
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


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

                                  Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 41,573,873 shares outstanding as of August 1, 2001.

LEXENT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                     Page No.
                                                                     --------
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

              Condensed Consolidated Balance Sheets as of
              June 30, 2001 (unaudited) and December 31, 2000            3

              Condensed Consolidated Statements of Income (Loss)
              (unaudited) for the Three and Six Months Ended
              June 30, 2001 and June 30, 2000                            4

              Condensed Consolidated Statements of Cash Flows
              (unaudited) for the Six Months Ended June 30, 2001
              and June 30, 2000                                          5

              Notes to Condensed Consolidated Financial Statements       6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    10

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk   13

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                            14

ITEM 2.    Changes in Securities and Use of Proceeds                    14

ITEM 6.    Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                              15

                                   PART I. FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                                    LEXENT INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands, except per share amounts)

                                                                           June 30,     December 31
                                                                             2001          2000
                                                                             ----          ----
                                    Assets:                              (unaudited)
Current Assets:
    Cash and cash equivalents                                          $  62,036         $  63,690
    Receivables, net                                                      72,954           105,253
    Prepaid expenses and other current assets                                476               400
    Deferred tax asset, net                                               24,586            12,359
                                                                       ---------         ---------
         Total current assets                                            160,052           181,702

Property and equipment, net                                               17,023            14,614
Other assets                                                               3,964             2,685
                                                                       ---------         ---------
         Total assets                                                  $ 181,039         $ 199,001
                                                                       =========         =========

                     Liabilities and Stockholders' Equity:
Current liabilities:
    Accounts payable                                                   $   9,533         $  11,124
    Accrued liabilities                                                   16,712            17,857
    Income taxes payable                                                       -             3,628
    Billings in excess of costs and estimated
      earnings on uncompleted projects                                     2,305             5,080
    Subordinated note payable to stockholder                               1,582             1,582
    Notes payable to banks                                                 2,000                 -
    Equipment and capital lease obligations                                1,555             1,596
    Due to related parties                                                    24                24
                                                                       ---------         ---------
         Total current liabilities                                        33,711            40,891

Subordinated note payable to stockholder                                   2,769             3,561
Notes payable to banks                                                         -             2,000
Equipment and capital lease obligations                                    1,403             2,068
                                                                       ---------         ---------
     Total liabilities                                                    37,883            48,520
                                                                       ---------         ---------

Stockholders' equity:
    Common stock, $.001 par value, 120,000,000 shares authorized,
      41,520,817 and 41,084,300 shares outstanding at 2001 and
      2000, respectively                                                      42                41
    Additional paid-in capital                                           158,887           165,919
    Deferred stock-based compensation                                    (11,949)          (22,705)
    Retained earnings(accumulated deficit)                                (3,824)            7,226
                                                                        ---------         --------
         Total stockholders' equity                                      143,156           150,481
                                                                       ---------         ---------
         Total liabilities and stockholders' equity                    $ 181,039         $ 199,001
                                                                       =========         =========

 See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                            For the Three Months             For the Six Months
                                                                Ended June 30                   Ended June 30,
                                                            2001            2000             2001             2000
                                                            -----           -----            -----            ----
Revenues                                               $ 67,044         $ 65,027         $139,149         $121,237
Cost of revenues                                         52,199           47,898          110,862           90,047
General and administrative expenses                       5,877            5,440           12,309            8,961
Depreciation and amortization                             1,440              789            2,751            1,447
Non-cash stock-based compensation*                        1,287            2,244            3,531           21,671
Provision for doubtful accounts*                          7,709              494           23,484            1,084
Restructuring charges                                         -                -            5,946                -
                                                       --------         --------         --------         --------
Operating income(loss)                                   (1,468)           8,162          (19,734)          (1,973)
Interest expense                                            172              343              456              734
Interest income                                            (541)              (3)          (1,340)             (13)
Other expense, net                                          126                7              519                7
                                                       --------         --------         --------         --------
Income(loss) before income taxes                         (1,225)           7,815          (19,369)          (2,701)
Provision(Benefit) for income taxes                        (117)           3,605           (8,319)           1,994
                                                       ---------        --------         ---------        --------
Net income(loss)                                       $ (1,108)        $  4,210         $(11,050)        $ (4,695)
                                                       =========        ========         =========        =========

Net income(loss) per share:
  Basic                                                 $ (0.03)        $   0.17         $  (0.27)        $  (0.21)
                                                        ========        ========         ==========       =========
  Diluted                                               $ (0.03)        $   0.12         $  (0.27)        $  (0.21)
                                                        ========        ========         =========        =========

Weighted average common shares outstanding:
  Basic                                                  41,423            23,882          41,307           23,582
                                                        =======         ==========        =======        =========
  Diluted                                                  **              35,768            **               **
                                                                        =========




* Substantially all of these amounts would have been classified as general and administrative expenses.

** Anti-dilutive, therefore, not presented.

See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                For the Six Months Ended June 30,
                                                                                      2001             2000
                                                                                      ----             ----
Cash flows from operating activities:
  Net loss                                                                     $ (11,050)        $  (4,695)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Restructuring charges                                                        5,946                 -
      Depreciation and amortization                                                2,751             1,447
      Provision for uncollectible accounts                                        23,484             1,084
      Loss on disposition of assets                                                  109                 -
      Non-cash stock-based compensation                                            3,531            21,671
      Provision for deferred tax benefits                                         (8,319)           (6,543)
    Changes in working capital items:
      Receivables                                                                  8,815           (26,713)
      Prepaid expenses and other current assets                                      (76)             (238)
      Other assets                                                                   245            (1,292)
      Accounts payable                                                            (1,591)            8,126
      Accrued liabilities                                                         (7,091)            3,462
      Income taxes payable/deferred tax asset                                     (7,536)           (2,170)
      Billings in excess of costs and estimated earnings
       on uncompleted projects                                                    (2,775)            4,603
                                                                               ----------         --------
            Net cash provided by (used in) operating
              activities                                                           6,443            (1,258)
                                                                               ----------        ---------
Cash flows from investing activities:
  Capital expenditures, net of equipment loans and
    capital leases                                                                (5,063)           (2,715)
  Investments in securities                                                       (1,655)                -
                                                                               ----------        ---------
            Net cash used in investing activities                                 (6,718)           (2,715)
                                                                               ----------        ----------
Cash flows from financing activities:
  Proceeds from exercise of stock options and sales of
    restricted stock                                                                 195             5,239
  Repayment of subordinated note payable to stockholder                             (792)             (792)
  Net borrowings under revolving credit line                                           -               759
  Net payments to related parties                                                      -              (123)
  Repayment of equipment loans and capital leases                                   (782)             (563)
                                                                               ----------        ----------
         Net cash (used in) provided by financing
           activities                                                             (1,379)            4,520
                                                                               ----------        ----------
Net (decrease) increase in cash and cash equivalents                              (1,654)              547
Cash and cash equivalents at beginning of period                                  63,690             1,158
                                                                               ---------         ---------
Cash and cash equivalents at end of period                                     $  62,036          $  1,705
                                                                               =========          ========
Supplemental cash flow information:
  Cash paid for:
    Interest                                                                   $     452         $     708
    Income taxes                                                                   7,542            10,706
Supplemental disclosures of noncash investing and financing activities:
   Property and equipment additions financed by
     equipment loans and capital leases                                        $      74         $   1,293
   Accrued dividends on preferred shares                                               -               345
   Reduction in deferred stock-based compensation                                  7,226                 -


   See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (unaudited)

         The condensed consolidated financial statements of Lexent Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at June 30, 2001 and the results of its operations and cash flows for the periods ended June 30, 2001 and June 30, 2000. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto for the fiscal year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2001.

1.   Net Income (Loss) Per Share

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

                                                          Three Months Ended          Six Months Ended
                                                              June 30,                   June 30,
                                                          2001          2000          2001         2000
                                                          ----          ----          ----         ----
                                                            (in thousands, except per share amounts)
     Net income (loss) per share-basic:
     Net income (loss).................................. $ (1,108)     $  4,210      $ (11,050)    $  (4,695)

     Less: preferred dividends..........................        -          (173)             -          (345)
                                                         ---------     ----------    ----------    ----------
     Net income (loss) available to common
          shareholders.................................. $ (1,108)     $  4,037      $ (11,050)    $  (5,040)
                                                         =========     ========      ==========    ==========
     Weighted average shares-basic......................   41,423        23,882         41,307        23,582
                                                         =========     ========      ==========    ==========
     Net income (loss) per share-basic.................. $  (0.03)     $   0.17      $   (0.27)    $   (0.21)
                                                         =========     ========      ===========   ==========

     Net income (loss) per share-diluted:

     Net income (loss)..................................        *      $  4,210              *             *
                                                                       ========
     Weighted average shares-basic......................   41,423        23,882         41,307        23,582
     Assumed conversion of preferred stock..............        -         9,815              -         9,815
     Dilutive effect of stock options...................    1,197         2,071          1,248         2,286
                                                         --------      --------       --------     ---------
     Weighted average shares-diluted....................   42,620        35,768         42,555        35,683
                                                         ========      ========       ========     =========

     Net income (loss) per share-diluted................        *      $   0.12              *             *
                                                                       ========

* Inclusion of common stock equivalent shares would result in an anti-dilutive net loss per share. As a result, the computation for diluted loss per share is not presented.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (unaudited)

2.    RECEIVABLES, NET

                                                                       June 30,       December 31,
                                                                         2001            2000
                                                                         ----            ----
                                                                             (in thousands)
   Accounts receivable - billed to customers...................     $   77,835          $   73,009
   Unbilled receivables on completed projects accounted
        for under the completed contract method................          4,242              16,839
   Costs and estimated earnings in excess of billings on
        projects accounted for under the percentage-of-
        completion method......................................          4,074               4,238
   Unbilled receivables on cost-plus contracts.................          4,721               5,426
   Costs of uncompleted projects accounted for under the
        completed contract method..............................          8,745              10,572
   Retainage...................................................          1,325               2,446
                                                                    ----------          -----------
                                                                       100,942             112,530
   Less allowance for uncollectible amounts....................        (27,988)             (7,277)
                                                                    ----------          -----------
                                                                      $ 72,954           $ 105,253
                                                                    ==========          ==========

         The amounts written off against the allowance for the six months ended June 30, 2001 and 2000 were $2.8 million and $1.1 million, respectively.

         Amounts retained by customers related to projects that are progress-billed may be outstanding for periods that exceed one year.

3.   INVESTMENTS

         In February 2001, the Company purchased 1,000,000 shares of Series C Preferred Stock of Telseon Inc. for an aggregate cost of $1.6 million.

4.   NOTES PAYABLE AND OTHER FINANCING ARRANGEMENTS

         At June 30, 2001, the Company had notes payable to banks aggregating $2.0 million under a $50 million collateralized revolving credit facility, which expires in November 2003. Under the terms of the credit agreement, the Company must meet specified thresholds with respect to profitability, net worth and fixed charge coverage ratios. At June 30, 2001, the Company did not meet certain of these thresholds, and accordingly, the outstanding loan of $2.0 million has been classified as a current liability. The Company is currently negotiating with the banks to obtain revisions to its credit agreement. If such negotiations are not successful, the Company would repay its outstanding loan and the credit agreement would be terminated.

5.   RELATED PARTY TRANSACTIONS

         During the six months ended June 30, 2001, the Company repaid $0.8 million plus accrued interest on a subordinated note payable to a common stockholder.

         The Company leases a building used for office and warehouse purposes in New York City, and a warehouse building in South Plainfield, NJ from entities which are owned by its two principal common stockholders and another common stockholder. Rent expense for these premises totaled $0.2 million for the six months ended June 30, 2001.

         On May 1, 2000, the Company entered into a ten-year lease for a garage and warehouse facility in Long Island City, New York. The lease payments totaled $0.3 million for the six months ended June 30, 2001. The facility is leased from an entity that is owned by the Company's two principal common stockholders.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (unaudited)

6.   CONTINGENCIES

         From time to time, the Company is involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. The Company estimates that these lawsuits will not have a material adverse effect on its financial condition or results of operations. In addition, in April 2001, the Company filed a lawsuit against Network Plus, Inc. ("NWP") seeking payment of $2.2 million for services rendered. NWP has denied that said amounts are due and owing and has filed a counterclaim seeking unspecified damages. The Company intends to prosecute forcefully the claim against NWP and defend vigorously NWP's counterclaim. As this litigation is still in the earliest stages, the Company is not yet able to determine whether the resolution of the counterclaim will have a material effect on its financial condition or results of operations.

7.   STOCK OPTIONS AND AWARDS

         During the three months and six months ended June 30, 2001, options to purchase 87,600 and 413,850 common shares were granted, respectively. As of June 30, 2001, options to purchase 5,870,706 common shares were outstanding.

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

         On April 1, 2001, an optionee's status was changed from an employee to a consultant. As a result, deferred stock-based compensation was reduced by $7.6 million for the options which were not yet vested as of that date. Such options will remain outstanding and will vest monthly through January 2003. On April 1, 2001, such options were remeasured at their current fair value of $1.3 million and charged to deferred compensation and will be amortized to expense over the vesting period.

         Amortization of deferred stock-based compensation was $1.3 million and $2.2 million, for the three months ended June 30, 2001 and 2000, respectively, and $3.5 million and $21.7 million for the six months ended June 30, 2001 and 2000, respectively. Deferred tax benefits were recorded in connection with amortization of deferred stock-based compensation related to non-qualified options in the amounts of $0.1 million and $0.9 million for the three months ended June 30, 2001 and 2000, respectively, and $1.0 million and $6.5 million, for the six months ended June 30, 2001 and 2000, respectively. With respect to such deferred tax benefits, to the extent that non-qualified options are forfeited or are exercised at a time when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the date the options were granted, a portion of such deferred tax benefits would not be realized and such portion may be charged to expense.

8.   RESTRUCTURING CHARGES

         In the first quarter of 2001, the Company recorded $5.9 million in restructuring charges primarily in connection with the closing and/or scaling back of operations in certain regional offices. The restructuring charges are comprised of $3.3 million of obligations under leases which are required to be paid out over the various lease terms up to ten years, $2.5 million of severance and related contractual obligations which will be paid out over various periods up to one year, and $0.1 million of write-downs of property and equipment which will not require future cash outlays. A summary of the restructuring reserve at June 30, 2001, is as follows:

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (unaudited)

                                                      Reserve             Amounts             Reserve
                                                    Balance at           Charged to          Balance at
                                                  March 31, 2001        the Reserve        June 30, 2001
                                                  --------------        -----------        -------------
                                                                      (in thousands)
    Severance and related contractual
        obligations....................              $2,537               (1,260)             $1,277
    Lease obligations..................               3,295                 (287)              3,008
    Property and equipment.............                 114                  (32)                 82
                                                 ----------            ----------           ---------
        Total                                        $5,946               (1,579)             $4,367
                                                 ==========            ==========           ========


9.   RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current period presentation.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement No. 141 Business Combinations and Statement No. 142 Goodwill and Other Intangible Assets. These statements are effective July 1, 2001 for business combinations completed on or after that date. These statements become effective for the Company on January 1, 2002 with respect to business combinations completed on or before June 30, 2001. Management cannot currently assess what effect the future adoption of these pronouncements will have on the Company's financial statements.

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         The following discussion and analysis provides information that should be read in conjunction with the historical condensed consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-Q.

OVERVIEW

         We provide outsourced local telecommunications network services to telecommunications companies by supplying the expertise and resources needed to enable our customers to build and connect their networks to other telecommunications companies and individual end users. For the three and six months ended June 30, 2001, approximately 85% and 84% of our revenues were earned from services provided in the New York metropolitan region, including New York City, New Jersey, Long Island and Westchester. Our customers for the design and deployment of telecommunications networks include large, well-established telecommunications carriers as well as smaller, early stage telecommunications carriers. We have derived a significant portion of our revenues from a limited number of customers. For the three and six months ended June 30, 2001, we derived approximately 20% and 16% of our revenues from our largest customer and 13% and 12% of our revenues from our second largest customer.

RESULTS OF OPERATIONS

SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000

         Revenues. Our revenues increased by 3% to $67.0 million in the second quarter of 2001 from $65.0 million in the same period last year. The increase in revenues was a result of additional business from customers and expansion into new markets.

         Cost of revenues. Our cost of revenues increased by 9% to $52.2 million in the second quarter of 2001 from $47.9 million in the same period last year. The increase was due primarily to additional technical supervisory and support personnel, an increase in rent expense for additional operational premises and equipment, and an increase in expenses related to our fleet of vehicles.

         General and administrative expenses. Our general and administrative expenses increased 8% to $5.9 million in the second quarter of 2001 from $5.4 million in the same period last year. The increase was primarily due to compensation and related benefits for additional administrative personnel hired during the latter part of 2000 to support our growth, and an increase in rent for additional office premises.

         Depreciation and amortization. Our depreciation and amortization expense increased to $1.4 million in the second quarter of 2001 from $0.8 million in the same period last year. The increase reflects the depreciation of additional equipment acquired subsequent to March 31, 2000 as well as amortization of leasehold improvements installed in premises to support our growth.

         Non-cash stock-based compensation. We recorded amortization of stock-based compensation of $1.3 million in the second quarter of 2001, compared with $2.2 million in the same period last year, primarily related to options and restricted stock granted at exercise prices determined by our Board of Directors at dates of grant to be equal to the fair value of the underlying stock, but with respect to which, for financial reporting purposes, the exercise or sales prices were subsequently determined to be lower than the deemed fair values of the underlying common stock at dates of grant. The decrease in amortization of stock-based compensation was due to a change in an optionee's status from an employee to a consultant on April 1, 2001. As a result of this change, deferred stock-based compensation was reduced by $7.6 million for the options, which were not yet vested. Such options were remeasured at their current fair value on April 1, 2001 of $1.3 million and charged to deferred compensation, and will be amortized to expense over the remaining vesting period.

         Provision for doubtful accounts. Our provision for doubtful accounts increased to $7.7 million in the second quarter of 2001 from $0.5 million in the same period last year, primarily as a result of recent adverse developments in the financial condition of several of our customers.

         Interest expense. Interest expense decreased to $0.2 million in the second quarter of 2001 from $0.3 million in the same period last year, due to a lower average level of debt outstanding during the second quarter of 2001.

         Interest income. Interest income in the second quarter of 2001 was $0.5 million, representing interest income earned on our interest-bearing cash equivalents.

         Other expense, net. Other expense, net in the second quarter of 2001 was $0.1 million of expense (net), primarily comprised of costs related to a potential acquisition not consummated.

         Provision for income taxes. Excluding tax benefits related to amortization of deferred stock-based compensation, our effective tax rate is approximately 46% because a significant portion of our operations is currently concentrated in New York City, which subjects us to a local tax on income derived in that jurisdiction. Deferred tax benefits of $0.1 million and $0.9 million were recorded in the second quarter of 2001 and 2000, respectively, in connection with amortization of deferred stock-based compensation for non-qualified options. Tax benefits are not applicable to amortization of deferred stock-based compensation for incentive options. With respect to deferred tax benefits recorded for nonqualified options, to the extent that nonqualified options are forfeited or are exercised at a time when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the date the options were granted, a portion of such deferred tax benefits would not be realized and such portion may be charged to expense.


FIRST SIX MONTHS 2001 COMPARED TO FIRST SIX MONTHS 2000

         Revenues. Our revenues increased by 15% to $139.1 million in the six months ended June 30, 2001 from $121.2 million in the same period last year. The increase in revenues was a result of additional business from customers and expansion into new markets.

         Cost of revenues. Our cost of revenues increased by 23% to $110.9 million in the six months ended June 30, 2001 from $90.0 million in the same period last year. The increase was due in part to increased technical personnel in support of additional demand from customers for our services, new supervisory and support personnel hired in 2000, an increase in rent expense for additional premises and equipment, and an increase in expenses related to our fleet of vehicles.

         General and administrative expenses. Our general and administrative expenses increased 37% to $12.3 million in the six months ended June 30, 2001 from $9.0 million in the same period last year. The increase was primarily due to compensation and related benefits for additional administrative personnel hired in 2000 to support our growth, and an increase in rent and telephone expense for additional premises.

         Depreciation and amortization. Our depreciation and amortization expense increased to $2.8 million in the six months ended June 30, 2001 from $1.4 million in the same period last year. The increase reflects depreciation of additional equipment and amortization of leasehold improvements installed in premises to support our growth.

         Non-cash stock-based compensation. Amortization of stock-based compensation declined to $3.5 million in the six months ended June 30, 2001, from $21.7 million in the same period last year, primarily because the amount recorded in the first quarter of 2000 reflected accelerated vesting of options granted to certain executives, and in part because of the change in an optionee's status from an employee to a consultant as mentioned above.

         Provision for doubtful accounts. Our provision for doubtful accounts increased to $23.5 million in the six months ended June 30, 2001 from $1.1 million in the same period last year, primarily as a result of recent adverse developments in the financial condition of several of our customers.

         Restructuring charges. In the first quarter of 2001, we recorded $5.9 million in restructuring charges primarily in connection with the closing and/or scaling back of operations in certain regional offices. The restructuring charges are comprised primarily of severance and remaining obligations under leases and other contracts.

         Interest expense. Interest expense decreased to $0.5 million in the six months ended June 30, 2001 from $0.7 million in the same period last year, due to a lower average level of debt outstanding this year.

         Interest income. Interest income in the six months ended June 30, 2001 was $1.3 million, representing interest income earned on our interest-bearing cash equivalents.

         Other expense, net. Other expense, net in the six months ended June 30, 2001 was $0.5 million of expense (net), comprised primarily of costs related to a potential acquisition not consummated.

         Provision for income taxes. Excluding tax benefits related to amortization of deferred stock-based compensation, our effective tax rate is approximately 46% because a significant portion of our operations is currently concentrated in New York City, which subjects us to a local tax on income derived in that jurisdiction. Deferred tax benefits of $1.0 million and $6.5 million were recorded in the six months ended June 30, 2001 and 2000, respectively, in connection with amortization of deferred stock-based compensation for non-qualified options. Tax benefits are not applicable to amortization of deferred stock-based compensation for incentive options. With respect to deferred tax benefits recorded for nonqualified options, to the extent that nonqualified options are forfeited or are exercised at a time when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the date the options were granted, a portion of such deferred tax benefits would not be realized and such portion may be charged to expense.



Liquidity and Capital Resources

         Net cash provided by operations was $6.4 million for the six months ended June 30, 2001 including net collections of receivables, offset by payments made for accounts payable, accrued liabilities and income taxes. Cash used in investing activities was $6.7 million including $5.1 million for capital expenditures and $1.6 million for the purchase of 1,000,000 convertible preferred shares of Telseon Inc. Net cash used in financing activities was $1.4 million, comprised of repayments of $0.8 million for equipment and capital leases and $0.8 million of repayments on a subordinated note payable to stockholder, offset by $0.2 million in proceeds from exercises of stock options.

         We have no material commitments other than obligations under our bank credit facility, installment obligations related to equipment purchases, leases for facilities, computer equipment and vehicles, and a subordinated note payable to a stockholder. We anticipate that available cash and cash flows from operations will be sufficient to satisfy our working capital requirements for the foreseeable future. Our future capital requirements will depend upon many factors, including our potential expansion to additional geographic regions, which will require that we expend funds for personnel, equipment and facilities in each region in advance of earning revenue and receiving payments from customers.

         At June 30, 2001, the Company had notes payable to banks aggregating $2.0 million under a $50 million collateralized revolving credit facility, which expires in November 2003. Under the terms of the credit agreement, the Company must meet specified thresholds with respect to profitability, net worth and fixed charge coverage ratios. At June 30, 2001, the Company did not meet certain of these thresholds, and accordingly, the outstanding loan of $2.0 million has been classified as a current liability. The Company is currently negotiating with the banks to obtain revisions to its credit agreement. If such negotiations are not successful, the Company would repay its outstanding loan and the credit agreement would be terminated. The Company does not require the bank credit facility in order to meet its projected needs for liquidity for the foreseeable future.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. We do not believe that our exposure to market risk is material.

         As of June 30, 2001 we had cash and cash equivalents of $62.0 million. Cash equivalents are interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in the market interest rates by 10 percent from the rates in effect on the date of this Form 10-Q would cause the fair value of these short-term investments to decline by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

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

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

         From time to time, we may become involved in various lawsuits and legal proceedings which are in the ordinary course of business.


ITEM 2.  Changes In Securities and Use of Proceeds

         (d)  Use of Proceeds

                  We have applied the balance of our proceeds to working capital and other general corporate purposes.

ITEM 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                            None.

         (b)  Reports:

                           None.

SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             LEXENT INC.
                                             (Registrant)


                                    By:       /s/ KEVIN O'KANE
                                             ------------------------------
                                             Kevin O'Kane
                                             President and
                                             Chief Executive Officer, on
                                             behalf of the Registrant


                                    By:       /s/ JONATHAN H. STERN
                                             ------------------------------
                                             Jonathan H. Stern
                                             Executive Vice President and
                                             Chief Financial Officer

August 6, 2001