Form 10-Q
period 2001-09-30
LEXENT INC
filed 2001-11-07
CIK 1105503

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2001.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934



                        Commission File Number 000-31105

                                   LEXENT INC.
                                   -----------
             (Exact name of registrant as specified in its charter)

            Delaware                                   13-3990223
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

     Three New York Plaza
     New York, New York                                        10004
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 41,600,561 shares outstanding as of November 1, 2001.

LEXENT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of
            September 30, 2001 (unaudited) and December 31, 2000          3

            Condensed Consolidated Statements of Operations
            (unaudited) for the Three and Nine Months Ended
            September 30, 2001 and September 30, 2000                     4

            Condensed Consolidated Statements of Cash Flows
            (unaudited) for the Nine Months Ended September 30, 2001
            and September 30, 2000                                        5

            Notes to Condensed Consolidated Financial Statements        6-9

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    10-12

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk      13

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                               14

ITEM 6.  Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                               15

                          PART I. FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                          LEXENT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

                                                                              September 30,       December 31,
                                                                                  2001               2000
                                                                                  ----               ----
                               Assets:                                        (unaudited)
Current Assets:
   Cash and cash equivalents                                               $  69,951            $  63,690
   Receivables, net                                                           61,946              105,253
   Prepaid expenses and other current assets                                   4,643                  400
   Deferred tax asset, net                                                    19,964               12,359
                                                                           ---------            ---------
        Total current assets                                                 156,504              181,702

Property and equipment, net                                                   15,883               14,614
Other assets                                                                   4,056                2,685
                                                                           ---------            ---------
       Total assets                                                        $ 176,443            $ 199,001
                                                                           =========            =========

                    Liabilities and Stockholders' Equity:
Current liabilities:
   Accounts payable                                                        $   9,527            $  11,124
   Accrued liabilities                                                        14,214               17,857
   Income taxes payable                                                            -                3,628
   Billings in excess of costs and estimated
     earnings on uncompleted projects                                          1,445                5,080
   Subordinated note payable to stockholder                                    1,582                1,582
   Equipment and capital lease obligations                                     1,522                1,596
   Due to related parties                                                         24                   24
                                                                           ---------            ---------
        Total current liabilities                                             28,314               40,891

Subordinated note payable to stockholder                                       2,374                3,561
Notes payable to banks                                                             -                2,000
Equipment and capital lease obligations                                          982                2,068
                                                                           ---------            ---------
    Total liabilities                                                         31,670               48,520
                                                                           ---------            ---------

Stockholders' equity:
   Common stock, $.001 par value, 120,000,000 shares authorized,
     41,598,682 and 41,084,300 shares outstanding at 2001 and 2000,
     respectively                                                                 42                   41
   Additional paid-in capital                                                158,573              165,919
   Deferred stock-based compensation                                         (10,312)             (22,705)
   Retained earnings (accumulated deficit)                                    (3,530)               7,226
                                                                           ----------           ---------
       Total stockholders' equity                                            144,773              150,481
                                                                           ---------            ---------
       Total liabilities and stockholders' equity                          $ 176,443            $ 199,001
                                                                           =========            =========


  See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                              For the Three Months           For the Nine Months Ended
                                                              Ended September 30,                  September 30,
                                                             2001             2000             2001             2000
                                                             -----            -----            -----            ----
Revenues                                                $ 49,189          $ 82,412        $ 188,338         $ 203,649
Cost of revenues                                          40,938            61,030          151,800           151,077
General and administrative expenses                        4,366             5,712           16,675            14,673
Depreciation and amortization                              1,527               892            4,278             2,339
Non-cash stock-based compensation*                         1,269             2,244            4,800            23,915
Provision for doubtful accounts*                             475               632           23,959             1,716
Restructuring charges                                          -                 -            5,946                 -
                                                        --------          --------        ---------         ---------
Operating income (loss)                                      614            11,902          (19,120)            9,929
Interest expense                                             253               283              709             1,017
Interest income                                             (575)             (877)          (1,915)             (890)
Other (income) expense, net                                  (72)               (6)             447                 1
                                                        ---------         ---------       ---------         ---------
Income (loss) before income taxes                          1,008            12,502          (18,361)            9,801
Provision for (benefit from) income
  taxes                                                      714             5,762           (7,605)            7,756
                                                        --------          --------        ----------        ---------
Net income (loss)                                       $    294          $  6,740        $ (10,756)        $   2,045
                                                        ========          =========       ==========        =========

Net income (loss) per share:
  Basic                                                  $  0.01          $   0.19         $  (0.26)        $    0.06
                                                         =======          ========         =========        =========
  Diluted                                                $  0.01          $   0.16         $  (0.26)        $    0.05
                                                         =======          ========         =========        =========

Weighted average common shares outstanding:
  Basic                                                   41,572            35,124           41,396            27,429
                                                         =======          ========          =======         =========
  Diluted                                                 42,777            40,854             **              37,339
                                                         =======          ========                          =========



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

                          LEXENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                                 2001            2000
                                                                                 ----            ----
Cash flows from operating activities:
 Net (loss) income                                                           $ (10,756)      $   2,045
 Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
     Restructuring charges                                                       5,946               -
     Depreciation and amortization                                               4,278           2,339
     Provision for uncollectible accounts                                       23,959           1,716
     Loss on disposition of assets                                                 108              18
     Non-cash stock-based compensation                                           4,800          23,915
     Provision for deferred tax benefits                                        (7,605)         (6,844)
   Changes in working capital items:
     Receivables                                                                19,348         (42,258)
     Prepaid expenses and other current assets                                    (193)           (786)
     Other assets                                                                   81            (376)
     Accounts payable                                                           (1,597)          9,149
     Accrued liabilities                                                        (9,459)          8,989
     Income taxes payable and prepaid taxes                                     (7,678)         (3,495)
     Billings in excess of costs and estimated earnings on                      (3,635)          3,734
       uncompleted projects                                                  ---------       ----------
           Net cash provided by (used in) operating activities                  17,597          (1,854)
                                                                             ---------       ----------
Cash flows from investing activities:
 Capital expenditures, net of equipment loans and capital
   leases                                                                       (5,507)         (6,819)
 Proceeds from sale of fixed assets                                                  -              13
 Investments in securities                                                      (1,655)              -
                                                                             ----------      ---------
           Net cash used in investing activities                                (7,162)         (6,806)
                                                                             ----------      ----------
Cash flows from financing activities:
 Proceeds from exercise of stock options and sales of
   restricted stock                                                                248           5,905
 Preferred dividends paid                                                            -          (1,087)
 Proceeds from initial public offering of common shares                              -          96,255
 Payments of equity issuance costs                                                   -          (2,260)
 Repayments of subordinated note payable to stockholders                        (1,187)         (1,577)
 Net repayments under revolving credit line                                     (2,000)         (6,841)
 Net payments to related parties                                                     -            (191)
 Repayments of equipment loans and capital leases                               (1,235)           (940)
                                                                             ----------      ----------
        Net cash (used in) provided by financing activities                     (4,174)         89,264
                                                                             ----------      ---------
Net increase in cash and cash equivalents                                        6,261          80,604
Cash and cash equivalents at beginning of period                                63,690           1,158
                                                                             ---------       ---------
Cash and cash equivalents at end of period                                   $  69,951       $  81,762
                                                                             =========       =========
Supplemental cash flow information:
 Cash paid for:
   Interest                                                                  $     693       $   1,093
   Income taxes                                                                  7,685          18,094
Supplemental disclosures of noncash investing and financing activities:
  Property and equipment additions financed by equipment                             -           1,826
    loans and capital leases                                                 $      74       $       -
  Accrued dividends on preferred shares                                              -             104
  Reduction in deferred stock-based compensation                                 7,593               -

    See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (unaudited)

         The condensed consolidated financial statements of Lexent Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at September 30, 2001 and the results of its operations and cash flows for the periods ended September 30, 2001 and September 30, 2000. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2001.

1.   Net Income (Loss) Per Share

         Basic net income (loss) per share is computed by dividing net income
(loss) (after deducting dividends paid on preferred stock) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of other securities by assuming the redeemable convertible preferred stock had been converted into common stock as of the beginning of the fiscal period presented (and without deducting from net income (loss) dividends paid on preferred stock), and by including in the weighted average number of common shares outstanding for each period the dilutive effect of stock options and shares issuable under the employee stock purchase plan. Details of the calculations are as follows:

                                                                    Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                    2001          2000          2001         2000
                                                                    ----          ----          ----         ----
                                                                      (in thousands, except per share amounts)
     Net income (loss) per share-basic:
     Net income (loss)..........................................   $    294      $  6,740      $ (10,756)    $  2,045

     Less: preferred dividends.................................           -          (53)              -         (397)
                                                                   --------      --------      ---------     --------
     Net income (loss) available to common
          shareholders..........................................   $    294      $  6,687      $ (10,756)    $  1,648
                                                                   ========      ========      ==========    ========
     Weighted average shares-basic..........................         41,572        35,124         41,396       27,429
                                                                   ========      ========      ==========    ========
     Net income (loss) per share-basic.......................      $   0.01      $   0.19      $   (0.26)    $   0.06
                                                                   ========      =========     ===========   ========

     Net income (loss) per share-diluted:
     Net income (loss).......................................      $    294      $  6,740            *       $  2,045
                                                                   ========      ========      ==========    ========
     Weighted average shares-basic..........................         41,572        35,124         41,396       27,429

     Assumed conversion of preferred stock..................              -         3,272              -        7,634
     Dilutive effect of stock options.......................          1,200         2,458          1,232        2,276

     Dilutive effect of employee stock purchase plan..                    5             -              5            -
                                                                   --------      --------     ----------     --------
     Weighted average shares-diluted.......................          42,777        40,854         42,633       37,339
                                                                   ========      ========     ==========     ========
     Net income (loss) per share-diluted....................       $   0.01      $   0.16            *       $   0.05
                                                                   ========      ========     ==========     ========

* Inclusion of common stock equivalent shares would result in an anti-dilutive net loss per share. As a result, the computation for diluted loss per share is not presented.

2.    RECEIVABLES, NET

                                                                            2001                2000
                                                                            ----                ----
                                                                                 (in thousands)
   Accounts receivable - billed to customers.....................      $   69,010          $    73,009
   Unbilled receivables on completed projects accounted
        for under the completed contract method..................           4,516               16,839
   Costs and estimated earnings in excess of billings on
        projects accounted for under the percentage-of-
        completion method........................................           3,596                4,238
   Unbilled receivables on cost-plus contracts...................           4,696                5,426
   Costs of uncompleted projects accounted for under the
        completed contract method................................           4,848               10,572
   Retainage.....................................................           1,182                2,446
                                                                      -----------          -----------
                                                                           87,848              112,530
   Less allowance for uncollectible amounts......................         (25,902)              (7,277)
                                                                      -----------          -----------
                                                                         $ 61,946            $ 105,253
                                                                      ===========          ===========

         The amounts written off against the allowance for the nine months ended September 30, 2001 and 2000 were $5.3 million and $1.5 million, respectively.

         Amounts retained by customers related to projects that are progress-billed may be outstanding for periods that exceed one year.

3.   INVESTMENTS

         In February 2001, the Company purchased 1,000,000 shares of Series C Preferred Stock of Telseon Inc. for an aggregate cost of $1.6 million. Also see
Note 12 below ("Subsequent Event") in connection with common stock of Metromedia Fiber Network, Inc. received by the Company in partial satisfaction of an outstanding receivable.

4.   EMPLOYEE STOCK PURCHASE PLAN

         In August 2001, the Company established an employee stock purchase plan ("ESPP") through which employees may purchase shares of common stock through payroll deductions. The price paid by an employee is 85% of the lesser of the market value on the offering date or the last day of the purchase period. There are two 6-month purchase periods in each year, commencing August 1, 2001. The market value on the first offering date was $5.38 per share. Employees may purchase up to 1,000 shares in each purchase period. Under the ESPP, 2,500,000 shares were authorized and available for issuance. At September 30, 2001, 22,404 shares are issuable to employees based on payroll deductions of $0.1 million through that date.

5.   BANK CREDIT FACILITY

         During the 3rd quarter of 2001, the Company repaid its outstanding loan of $2.0 million under its $50 million collateralized revolving credit facility, which expires in November 2003. Under the terms of the credit agreement, the Company must meet specified thresholds with respect to profitability, net worth and fixed charge coverage ratios. At September 30, 2001, the Company did not meet certain of these thresholds. The Company is currently negotiating with the banks to obtain revisions to its credit agreement.

6.   RELATED PARTY TRANSACTIONS

         During the nine months ended September 30, 2001, the Company repaid $1.2 million plus accrued interest on a subordinated note payable to a common stockholder.

         The Company leases a building for office and warehouse purposes in New York City and a warehouse building in South Plainfield, NJ from entities owned by its two principal common stockholders and another common stockholder. Rent expense for these premises totaled $0.3 million for the nine months ended September 30, 2001.

         In May 2000, the Company entered into a ten-year lease for a garage and warehouse facility in Long Island City, New York. The lease payments totaled $0.5 million for the nine months ended September 30, 2001. The facility is leased from an entity owned by the Company's two principal common stockholders.

7.   CONTINGENCIES

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

8.   STOCK OPTIONS AND AWARDS

         During the three and nine months ended September 30, 2001, options to purchase 27,000 and 440,850 common shares were granted, respectively. On September 24, 2001, pursuant to an offer by the Company to exchange outstanding options with exercise prices of $13.50 or higher for new options, a total of 1,788,700 options were tendered and were canceled. The Company will grant the same number of new options on March 25, 2002 to optionees still employed at that date. The exercise price of the new options will be the closing market price on March 24, 2002, and the new options will vest as if the tendered options had not been canceled.

         As of September 30, 2001, options to purchase 3,867,166 common shares were outstanding.

         For certain options and restricted stock granted in the fourth quarter of 1999 and the first quarter of 2000, the exercise or sale prices were determined by the Board of Directors at dates of grant to be equal to the fair value of the underlying common stock; however, such exercise or sale prices were subsequently determined to be lower than the deemed fair values for financial reporting purposes of the underlying common stock on the date of grant. Accordingly, for those options and restricted stock grants, the Company recorded deferred stock-based compensation of $9.3 million during the fourth quarter of 1999 and $41.7 million in the first quarter of 2000.

         On April 1, 2001, an optionee's status was changed from an employee to a consultant. As a result, deferred stock-based compensation was reduced by $7.6 million for his unvested options. Such options remain outstanding and will vest monthly through January 2003. On April 1, 2001, such options were remeasured at their fair value at that date of $1.3 million and charged to deferred stock-based compensation and will be amortized to expense over the vesting period.

         Amortization of deferred stock-based compensation was $1.3 million and $2.2 million for the three months ended September 30, 2001 and 2000, respectively, and $4.8 million and $23.9 million for the nine months ended September 30, 2001 and 2000, respectively. Deferred tax benefits were recorded in the amounts of $0.2 million and $0.9 million for the three months ended September 30, 2001 and 2000, respectively, and $1.2 million and $7.4 million for the nine months ended September 30, 2001 and 2000, respectively, in connection with amortization of deferred stock-based compensation for nonqualified options. With respect to such deferred tax benefits, to the extent that nonqualified options are forfeited or are exercised at a time when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the date the options were granted, a portion of such deferred tax benefits would not be realized and such portion may be charged to expense.

9.   RESTRUCTURING CHARGES

         In the first quarter of 2001, the Company recorded $5.9 million in restructuring charges primarily in connection with the closing and/or scaling back of operations in certain regional offices. The restructuring charges are comprised of $3.3 million of obligations under leases which are required to be paid out over the various lease terms up to ten years, $2.5 million of severance and related contractual obligations which will be paid out over various periods up to one year, and $0.1 million of write-downs of property and equipment which will not require future cash outlays. A summary of the restructuring reserve at September 30, 2001, is as follows:

                                                Reserve             Amounts               Reserve
                                              Balance at           Charged to            Balance at
                                            March 31, 2001        the Reserve        September 30, 2001
                                            --------------        -----------        ------------------
                                                                  (in thousands)
      Severance and related contractual
        obligations......................       $2,537               (1,877)              $  660
      Lease obligations..................        3,295                 (410)               2,885
      Property and equipment.............          114                 (110)                   4
                                             ---------        --------------        ------------
      Total..............................       $5,946               (2,397)              $3,549
                                             =========        ==============        ============

10.   RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current period presentation.

11.   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement No. 141 "Business Combinations" and Statement No. 142 "Goodwill and Other Intangible Assets". These statements are effective July 1, 2001 for business combinations completed on or after that date. These statements become effective for the Company on January 1, 2002 with respect to business combinations completed on or before June 30, 2001. The pro forma effect of the adoption of FAS No. 141 and FAS No. 142 for the three and nine months ended September 30, 2001 would be insignificant.

12.   SUBSEQUENT EVENT

         On October 2, 2001 the Company agreed to settle an outstanding receivable from Metromedia Fiber Network, Inc. for a cash payment, a $2.7 million non-interest bearing secured promissory note payable monthly from October 2002 through September 2003, and common stock initially valued at $4.8 million. The shares of common stock will be classified as "available for sale" securities and will be included in "Other assets - noncurrent" on the consolidated balance sheet.

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

         The following discussion and analysis provides information that should be read in conjunction with the historical condensed consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-Q.

OVERVIEW

         We provide outsourced local telecommunications network services to telecommunications companies by supplying the expertise and resources needed to enable our customers to build and connect their networks to other local and long-distance telecommunications companies and to individual end users. We also provide security, closed circuit TV and electrical system upgrades. For the three and nine months ended September 30, 2001, approximately 75% and 81% of our revenues were earned from services provided in the New York metropolitan region, including New York City, New Jersey, Long Island and Westchester. Our customers for the design and deployment of telecommunications networks include large, well established telecommunications carriers as well as smaller, early-stage telecommunications carriers. We have derived a significant portion of our revenues from a limited number of customers. For the three and nine months ended September 30, 2001, we derived approximately 32% and 21%, respectively, of our revenues from our largest customer and 16% and 13%, respectively, of our revenues from our second largest customer.

RESULTS OF OPERATIONS

THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000

         Revenues. Our revenues decreased by 40% to $49.2 million in the third quarter of 2001 from $82.4 million in the same period last year. The decrease in revenues was in part due to lower capital expenditures by customers.

         Cost of revenues. Our cost of revenues represented 83% of revenues in the third quarter of 2001 compared with 74% of revenues in the same period last year. The increased percentage was due in part to fixed overhead costs which represented a greater percentage of a lower level of revenues, and in part to inefficiencies related to our efforts to help our customers restore service after the World Trade Center disaster on September 11, 2001.

         General and administrative expenses. Our general and administrative expenses decreased 24% to $4.4 million in the third quarter of 2001 from $5.7 million in the same period last year. The decrease was primarily due to a lower provision for incentive compensation this year.

         Depreciation and amortization. Our depreciation and amortization expense increased to $1.5 million in the third quarter of 2001 from $0.9 million in the same period last year. The increase reflects the depreciation of additional equipment acquired subsequent to March 31, 2000 as well as amortization of leasehold improvements installed in newly occupied premises.

         Non-cash stock-based compensation. We recorded amortization of stock-based compensation of $1.3 million in the third quarter of 2001, compared with $2.2 million in the same period last year, primarily related to options and restricted stock granted at exercise prices determined by our Board of Directors at dates of grant to be equal to the fair value of the underlying stock, but with respect to which, for financial reporting purposes, the exercise or sales prices were subsequently determined to be lower than the deemed fair values of the underlying common stock at dates of grant. The decrease in amortization of stock-based compensation was due to a change in an optionee's status from employee to consultant in April 2001, which resulted in a reduction of $7.6 million in deferred stock-based compensation for such optionee's unvested options. Such options were remeasured at their current fair value on April 1, 2001 of $1.3 million, which was charged to deferred stock-based compensation and will be amortized to expense over the remaining vesting period.

         Interest income. Interest income in the third quarter of 2001 was $0.6 million compared to $0.9 million in the same period last year. The decrease is due in part to lower average interest rates during 2001, and in part to a lower average level of cash equivalents.

         Provision for income taxes. Excluding tax benefits related to amortization of deferred stock-based compensation, our effective tax rate is approximately 46% because a significant portion of our operations is currently concentrated in New York City, which subjects us to a local tax on income derived in that jurisdiction. Deferred tax benefits of $0.2 million and $0.9 million were recorded in the third quarter of 2001 and 2000, respectively, in connection with amortization of deferred stock-based compensation for nonqualified options. Tax benefits are not applicable to amortization of deferred stock-based compensation for incentive options. With respect to deferred tax benefits recorded for nonqualified options, to the extent that nonqualified options are forfeited or are exercised at a time when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the date the options were granted, a portion of such deferred tax benefits would not be realized and such portion may be charged to expense.


FIRST NINE MONTHS 2001 COMPARED TO FIRST NINE MONTHS 2000

         Revenues. Our revenues decreased by 8% to $188.3 million in the nine months ended September 30, 2001 from $203.6 million in the same period last year. The decrease was in part due to lower capital expenditures by customers.

         Cost of revenues. Our cost of revenues represented 81% of revenues in the nine months ended September 30, 2001 compared with 74% of revenues in the same period last year. The increased percentage was due in part to fixed overhead costs which represented a greater percentage of a lower level of revenues, and in part to inefficiencies related to our efforts to help our customers restore service after the World Trade Center disaster on September 11, 2001.

         General and administrative expenses. Our general and administrative expenses increased 14% to $16.7 million in the nine months ended September 30, 2001 from $14.7 million in the same period last year. The increase was primarily due a higher average number of general and administrative personnel this year, and rents and related expenses for additional office premises occupied in mid 2000 and early 2001, partially offset by a lower provision for incentive compensation this year.

         Depreciation and amortization. Our depreciation and amortization expense increased to $4.3 million in the nine months ended September 30, 2001 from $2.3 million in the same period last year. The increase reflects depreciation of additional equipment and amortization of leasehold improvements installed in newly occupied premises in the last half of 2000.

         Non-cash stock-based compensation. Amortization of stock-based compensation declined to $4.8 million in the nine months ended September 30, 2001, from $23.9 million in the same period last year, primarily because amortization last year reflected up-front vesting of options granted to certain executives in the first quarter of 2000, and in part because of the change in an optionee's status from employee to consultant in April 2001 as mentioned above.

         Provision for doubtful accounts. Our provision for doubtful accounts increased to $24.0 million in the nine months ended September 30, 2001 from $1.7 million in the same period last year, primarily as a result of adverse developments in the financial condition of several of our customers during the first six months of 2001.

         Restructuring charges. In the first quarter of 2001, we recorded $5.9 million in restructuring charges primarily in connection with the closing and/or scaling back of operations in certain regional offices. The restructuring charges are comprised primarily of severance and remaining obligations under leases and other contracts.

         Interest expense. Interest expense decreased to $0.7 million in the nine months ended September 30, 2001 from $1.0 million in the same period last year, primarily due to a lower average level of debt outstanding this year. On August 1, 2001, the Company repaid its outstanding loan of $2.0 million under its revolving credit facility.

         Interest income. Interest income in the nine months ended September 30, 2001 was $1.9 million compared to $0.9 million in the same period last year. The increase resulted from the fact that the proceeds from the Company's initial public offering were received in August 2000 and, accordingly, those funds earned interest income for only two months in the same period of last year.

         Other (income) expense, net. Other (income) expense, net in the nine months ended September 30, 2001 was $0.4 million of expense (net), comprised primarily of costs related to a potential acquisition not consummated.

         Provision for income taxes. Excluding tax benefits related to amortization of deferred stock-based compensation, our effective tax rate is approximately 46% because a significant portion of our operations is currently concentrated in New York City, which subjects us to a local tax on income derived in that jurisdiction. Deferred tax benefits of $1.2 million and $7.4 million were recorded in the nine months ended September 30, 2001 and 2000, respectively, in connection with amortization of deferred stock-based compensation for non-qualified options. Tax benefits are not applicable to amortization of deferred stock-based compensation for incentive options. With respect to deferred tax benefits recorded for nonqualified options, to the extent that nonqualified options are forfeited or are exercised at a time when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the date the options were granted, a portion of such deferred tax benefits would not be realized and such portion may be charged to expense.


Liquidity and Capital Resources

         Net cash provided by operations was $17.6 million for the nine months ended September 30, 2001, including net collections of receivables offset by payments made for accounts payable, accrued liabilities and income taxes. Cash used in investing activities was $7.2 million, including $5.5 million for capital expenditures and $1.6 million for the purchase of 1,000,000 convertible preferred shares of Telseon Inc. Net cash used in financing activities was $4.2 million, comprised of repayments of $1.2 million for equipment and capital leases, $2.0 million of repayments under the bank revolving credit facility and $1.2 million of repayments on a subordinated note payable to stockholder, offset by $0.2 million in proceeds from exercises of stock options.

         We have no material commitments other than obligations under our bank credit facility, installment obligations related to equipment purchases, leases for facilities, computer equipment and vehicles, and a subordinated note payable to a stockholder. We anticipate that available cash and cash flows from operations will be sufficient to satisfy our working capital requirements for the foreseeable future. Our future capital requirements will depend upon many factors, including our potential expansion to additional geographic regions, which would require that we expend funds for personnel, equipment and facilities in each region in advance of earning revenue and receiving payments from customers.

         At September 30, 2001, the Company has a $50 million collateralized revolving credit facility, which expires in November 2003. Under the terms of the credit agreement, the Company must meet specified thresholds with respect to profitability, net worth and fixed charge coverage ratios. At September 30, 2001, the Company did not meet certain of these thresholds, and as a result, funds were not available to the Company under the credit facility. The Company is currently negotiating with the banks to obtain revisions to its credit agreement. The Company does not anticipate that funds under its bank credit facility would be required in order for the Company to meet its projected needs for liquidity for the foreseeable future.


ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

         The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. We do not believe that our exposure to market risk is material.

         As of September 30, 2001, we had cash and cash equivalents of $70.0 million. Cash equivalents are interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in the market interest rates by 10 percent from the rates in effect on the date of this Form 10-Q would cause the fair value of these short-term investments to decline by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

         On October 2, 2001, the Company received common shares of Metromedia Fiber Network, Inc. initially valued at $4.8 million in partial settlement of an outstanding receivable. Such shares are traded on NASDAQ, however the Company is restricted from selling half of such shares until January 1, 2002 and the other half until April 1, 2002. The Company is subject to market price risk with respect to such common shares.

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

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

         From time to time, we may become involved in various lawsuits and legal proceedings, which are in the ordinary course of business.

ITEM 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits:


                           None.

         (b)  Reports:

                           None.

SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         LEXENT INC.
                                         (Registrant)


                                By:       /s/ KEVIN O'KANE
                                         -------------------------------
                                         Kevin O'Kane
                                         President and
                                         Chief Executive Officer, on
                                         behalf of the Registrant


                                By:       /s/ JONATHAN H. STERN
                                         ------------------------------
                                         Jonathan H. Stern
                                         Executive Vice President and
                                         Chief Financial Officer

November 7, 2001