Form 10-K
period 2001-12-31
LEXENT INC
filed 2002-03-19
CIK 1105503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-K

    MARK ONE        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

      [X] SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-31105

                                   LEXENT INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        13-3990223
(State or other jurisdiction of                (IRS Employer identification no.)
incorporation or organization)

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

                               TITLE OF EACH CLASS
                  ---------------------------------------------
                          Common Stock, $.001 par value
                       (including rights attached thereto)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 15, 2002, the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock of the Registrant was approximately $56,517,697 on that date.

         The number of shares of the Common Stock of the Registrant outstanding as of March 15, 2002 was 41,741,793.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 13, 2002, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                   LEXENT INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                      INDEX


                                                                            PAGE
                                                                          NUMBER
                                                                          ------
PART I
Item 1.    Business..........................................................  3
Item 2.    Properties........................................................  7
Item 3.    Legal Proceedings.................................................  8
Item 4.    Submission of Matters to a Vote of Security Holders...............  8

PART II
Item 5.    Market for Registrant's Common Stock and Related
           Stockholder Matters...............................................  8
Item 6.    Selected Consolidated Financial Data..............................  9
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................... 10
Item  7A.  Quantitative and Qualitative Disclosures About Market Risk........ 16
Item 8.    Financial Statements and Supplementary Data....................... 17
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures............................................. 17

PART III
Item 10.   Directors and Executive Officers of the Registrant................ 17
Item 11.   Executive Compensation............................................ 17
Item 12.   Security Ownership of Certain Beneficial Owners and Management.... 17
Item 13.   Certain Relationships and Related Transactions.................... 17

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. 17

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         We are an infrastructure services company, which designs, deploys and maintains telecommunications, electrical, life safety and other systems. We deliver a full spectrum of services including engineering, management, deployment and installation in local metropolitan markets. Our principal focus is to provide the expertise and resources our customers need to design, build, and operate their infrastructure systems. We generally offer our services 24 hours a day, seven days a week.

         During our most recent fiscal years, our customers included primarily competitive local exchange carriers, internet service providers and carriers' carriers. Given the current market conditions in the telecommunications industry, we have taken steps to broaden our customer base to include large enterprise customers, the real estate community and government entities and to diversify our service offerings to include systems integration, electrical contracting, installation of security systems, and other infrastructure services.

         We have offices in New York, Boston, Washington D.C., Philadelphia, Miami, Long Island, White Plains and in New Jersey. In 2001, we closed our offices in Atlanta, Dallas, and San Jose to concentrate our efforts in our core markets. Some of our key customers include AT&T Local Services, IBM, Cablevision, the Dormitory Authority of the State of New York, WorldCom, conEdison and Level 3 Communications.

         Our largest customers in 2001 were Level 3 Communications and AT&T. We generated 22.5% and 16.4%, respectively, of our revenues from each of these customers during 2001.

         Lexent was incorporated in Delaware in January 1998. Our wholly owned subsidiaries, Hugh O'Kane Electric Co., LLC, National Network Technologies LLC, Lexent Services, Inc., HOK Datacom, Inc., and Lexent Capital, Inc. were formed in June 1998, August 1998, May 2000, November 2000 and July 2001 respectively.

         In July 1998, Hugh O'Kane Electric Co., Inc., our predecessor company, merged into Lexent, and Lexent issued 22,716,600 shares of common stock to the stockholders of our predecessor. Following the merger, substantially all of our assets were contributed to our subsidiary, Hugh O'Kane Electric Co., LLC, and that entity also assumed all of the obligations of Lexent, including those of our predecessor company. On August 2, 2000, we completed an initial public offering (IPO) of 6,900,000 shares of common stock at a price of $15.00 per share, resulting in our receipt of net proceeds of $96.3 Million Dollars.

INDUSTRY OVERVIEW

         The Telecommunications Act of 1996 opened the local telephone market to competition by requiring the incumbent local exchange carriers (ILEC) to provide competitive local exchange carriers with conditional access to their networks. Competitive local exchange carriers (CLEC) were permitted to offer local, long distance and data services to their customers including high bandwidth services to businesses and consumers.

         The telecommunications industry grew rapidly with competitive telecommunications companies building fiber broadband networks in various locations in the United States. The proliferation of telecommunications companies and new technologies created an environment in which speed to market in the design and construction of the telecommunication network was a critical component of many telecommunication companies' business plans.

         The expected demand for broadband services failed to materialize to the extent anticipated. Along with the economic recession, the unmet expectations in the telecommunications and broadband market resulted in the supply of fiber optic network capacity outstripping current demand. Several telecommunications companies faced significant economic setbacks in 2001, and some of these companies filed for bankruptcy. Most of the competitive local exchange carriers announced cutbacks in their expansion plans and in their capital expenditures for 2001 and beyond.

         We believe that the changing environment in the telecommunications industry has placed significant challenges not only upon the telecommunication carriers but upon those companies that provide services or equipment to those carriers. As a result, we resized our operations and closed certain offices during 2001.

         Although a number of telecommunications carriers have ceased to operate or have significantly reduced their operations and/or capital expenditures in 2001, we believe that the need for telecommunication solutions at the enterprise level continues. Accordingly, we offer our telecommunication services to enterprise customers, the real estate community and governmental entities. We have also diversified our service offerings to include not only telecommunication services but also other infrastructure services such as systems integration, electrical contracting, security and closed circuit TV. Our Hugh O'Kane Electric Co., LLC subsidiary has a long history of providing electrical services to enterprise customers, and we believe that the diversification of our service offerings and the expansion of our customer base is an appropriate strategy in today's market.

COMPETITION

         Our markets are highly competitive and fragmented and are served by numerous vendors. We believe that there is no dominant provider of infrastructure services on a national level. Often the internal departments of our customers and prospective customers are our primary competitors for the services we offer. We may also compete with independent vendors and equipment manufacturers. Moreover, as there may be relatively few barriers to entry in the market in which we operate, any entity with adequate financial resources and access to technical expertise and personnel may become our competitor.

         We believe that the principal competitive factors in our markets include quality and responsiveness of service, industry experience, reputation, the ability to deliver timely results and pricing. In addition, expertise in multiple disciplines and in new and evolving technologies has become increasingly important. Because some of our customers, especially government entities, utilize bidding procedures to award contracts, price often becomes the most significant factor in the decision making process. We believe that we can compete effectively in our markets on the basis of our experience and reputation in the industries, our knowledge of the multiple disciplines required by our customers, our highly trained work force, our knowledge of emerging technologies, and our familiarity with equipment for multiple vendors.

STRATEGY

         Because  of  the  economic   difficulties   facing   telecommunications
carriers, we altered our business strategy during 2001. We broadened our infrastructure offerings beyond telecommunications services. We believe that electrical contracting, systems integration, security, and related infrastructure services are a natural outgrowth of our core telecommunications services. Since one of our subsidiaries, Hugh O'Kane Electric Co., LLC, has a long history of providing electrical services in our legacy New York City metropolitan market, its reputation is well established.

         We often utilize our design and engineering services to establish relationships with customers as soon as a project is conceived. Based on these relationships, we pursue opportunities for program management and network deployment. Once a network is deployed, we offer ongoing network upgrade and maintenance services. Our experience with emerging technologies also offers opportunities for network upgrades and deployment of a carrier's next generation network. As technologies continue to evolve and networks become more complex, we continue to broaden our services to meet the changing needs of our customers.

         In addition to the diversification of our service offerings, we seek to broaden our customer base while still maintaining and strengthening our long term and strategic relationships with stable telecommunications companies. Our customer base currently includes cable television companies, electric utilities and incumbent telecommunications carriers. We believe that the telecommunications needs of the enterprise customers and government entities continue to increase in a world where technology is changing rapidly. By diversifying our telecommunications customer base beyond the competitive local exchange carriers, we intend to reduce our exposure to the economic hardships of the competitive local exchange carriers. We believe that our diversification strategy will continue to result in the creation of relationships with new customers and expanded relationships with existing customers.

         As part of our strategy to deal with the changing telecommunication environment, we have taken steps to reduce our operational overhead and head count. During 2001 and continuing into 2002, we significantly reduced our work force and closed offices which are no longer strategically consistent with our business plans. We have scaled back our plans to expand and will focus on our core geographic markets. We are carefully monitoring our expenses and intend to utilize strict credit practices to reduce receivable collection risk. We are focusing on leveraging our administrative organization to achieve other cost savings and efficiencies.

         We continue to develop and test a Web-based work flow and management software system which is intended to enable us to process orders and maintain on-line records of all work performed at our customers' facilities. We have entered agreements with various telecommunications companies and a real estate venture to offer these software services in connection with their telecommunication systems.

         We believe that the aforementioned strategies will permit us to stabilize our business in 2002 and beyond. However, current economic conditions, both nationally and in the telecommunications industry, may impact our abilities to continue to maintain our business at recent levels.

ACQUISITIONS AND INVESTMENTS

         There were no significant acquisitions or investments during 2001.

SERVICES

         DESIGN, ENGINEERING AND PROGRAM MANAGEMENT

         DESIGN AND ENGINEERING. Our engineers and technical staff design telecommunication and other types of infrastructure systems to suit our customers' needs. Because of our knowledge of the areas where we operate and our familiarity with different technologies, we are often able to achieve efficiencies and avoid disruptions or delays in installations by designing networks and systems avoiding known or potential problem areas. In addition, we design layouts for facilities, which include equipment configurations, power distribution systems and cable routes throughout building riser systems. We also develop record keeping and maintenance procedures.

         PROGRAM MANAGEMENT. Our program management staff is responsible for managing all aspects of the various relationships with our infrastructure customers. Program managers oversee the total scope of services we provide, including supervision and coordinating the engineering and design process, securing building and zoning permits, managing multiple vendors and documenting the entire process for the customer. The program management team provides our customers with a single point of contact to ensure that their needs are continually being met.

         SPECIALIZED TELECOMMUNICATIONS SERVICES

         We believe one of our competitive strengths is that we are a single source provider of vertically integrated services that have traditionally been offered separately by multiple vendors and coordinated by a carrier's internal deployment staff. We provide a wide range of services for the deployment of telecommunications networks that allow for broadband connectivity. We install fiber backbone, local SONET rings, dense wave division multiplexing (DWDM) systems, fixed wireless systems, digital subscriber line (DSL) and digital loop carrier equipment, digital cross connect systems, routers, power distribution systems and telemetry monitoring systems. We also provide daily circuit testing of DS0, DS1 and DS3 services provided by the ILECs for our customers. Our technicians can install any of these and other options for our customers. We have the expertise to install equipment from most major telecommunications equipment vendors. Additionally, we set up the interconnections between CLECs, long distance carriers and ILECs, which allow calls and data to install equipment from most major telecommunications equipment vendors.

         ELECTRICAL CONSTRUCTION, SYSTEMS INTEGRATION, SECURITY, AND MAINTENANCE SERVICES

         We provide systems integration services, electrical construction, and security system installation along with related maintenance services for our customers. Sometimes these services are performed as stand-alone services. At other times, they are performed in conjunction with our providing telecommunications services. Our customers include enterprise customers, the real estate community and government entities. The services also include premise wiring services within buildings and among individual offices.

         UPGRADE AND MAINTENANCE SERVICES

         We provide daily upgrade and maintenance services to our customers. As usage increases, we install new access lines, electrical lines, and other telecommunications and electrical equipment to handle the additional capacity. We also upgrade equipment and reconfigure as the technology changes or improves. We sometimes have technicians based at customers' premises to monitor any service issues that may arise and perform routine maintenance. Our technicians are available 24 hours a day, seven days a week to handle emergency repairs, such as fiber cuts or equipment problems, while preventing or minimizing service disruptions. These services allow our customers to maintain the reliability of their networks without building a large workforce in all of their locations to handle day-to-day problems.

RISK FACTORS

         In this section, we describe several significant risks affecting our Company. These risks and uncertainties are not the only ones facing our Company. There are unknown risks and those that we currently consider immaterial. Should any of the risks set forth below occur, our business, financial condition, or results of operations could be materially and adversely affected.

         The telecommunications industry has been in a state of rapid change in 2001 and 2002. Several of the competitive telecommunications carriers which have supplied significant revenue to our company have suffered significant losses, and some have filed for bankruptcy protection. Most of our telecommunications customers have announced reductions in their future plans for capital expenditures. The telecommunications industry which had projected dramatic growth in the need for broadband services has been materially and adversely impacted by the failure of such growth to materialize. Companies that serve the telecommunications industry by providing equipment, engineering and/or installation services have been adversely affected by the deterioration of the financial stability of their telecommunications customers. It is uncertain when and if the telecommunications industry will recover and to what extent future growth, if any, in the telecommunications industry will materialize.

         As a result of our telecommunications customers experiencing financial difficulties and curtailing their capital expenditures, revenues from those customers have declined. We do not expect to continue to derive historical levels of revenue from those customers. We are developing a diversification strategy to diversify both our services and our customer base because we do not intend to be reliant upon the competitive telecommunications carriers for the bulk of our revenues. Since our diversification strategy is untested and may not succeed, there can be no assurance of our ability to replace revenues from our telecommunications carriers with revenues from new services and new customers.

         The economic downturn has also reduced demand for telecommunications services. If the general level of economic activity does not recover, our customers may delay or not proceed with their projects. The inability of our customers, particularly the competitive telecommunications carriers, to obtain capital may reduce the size or number of projects undertaken by our customers. Many of the factors affecting our customers are beyond our control, and we cannot be certain that our strategies will be successful.

         We have also taken steps to lower operational overhead, reduce head count, monitor expenses and impose stricter credit guidelines. We cannot be certain that our actions will result in profitability for our company or the improvement of our operating margins. In addition, because we have reduced our overhead and the number of employees, our business may not operate as efficiently. If we fail to properly balance the goals of lowering costs while maintaining efficient operations, our results of operations will be negatively affected.

         Our service agreements do not assure the continuation of our revenue and may be cancelled on short notice. We may be unsuccessful in replacing those agreements when they expire or if they are cancelled. We have also derived a significant portion of our revenues from a limited number of customers, and the loss of a few customers could cause a significant decrease in our revenues if we are not able to replace those customers with new customers for equivalent services. We also expect our quarterly results to fluctuate based upon a mix of factors. Furthermore, although we seek to enter into long term, recurring revenue agreements, we cannot be certain these will materialize.

         Our operating results may suffer because of competition in the infrastructure services industries. Both the telecommunications services market and the other markets in which we compete are highly competitive and are served by numerous companies. We believe that our ability to compete depends on a number of factors outside of our control, including: the prices at which others offer competitive services, the abilities of our customers to perform the services themselves, the general economic climate, and the downturn in the telecommunications industry.

         The departure of key personnel could also disrupt our business operations. Our success depends to a significant degree upon the continued contributions of our executive officers, both individually and as a group, and upon our ability to attract and retain qualified technical staff. The loss of key personnel or the inability to hire and retain qualified employees could adversely affect our business.

         To the extent that our customers suffer adverse developments in their financial condition, they may be unable to repay some or all of our accounts receivable, and as a result, our financial results would be adversely impacted. Provision for doubtful accounts represents our estimates of the amounts of our receivables which will be uncollectible. If in any period there are adverse developments in the financial condition of our customers, we may significantly increase our provision for doubtful accounts. The amounts of our receivables, which will ultimately be collected from each of our customers, may differ from our estimates, and accordingly, our operating results in any period may vary significantly depending on changes in our customers' financial condition or changes in our estimates of the uncollectible amounts of our receivables.

EMPLOYEES

         As of December 31, 2001, we had 747 employees, 601 of whom are billable employees working directly on projects. Approximately 431 of our employees are represented by a labor union, the International Brotherhood of Electrical Workers or IBEW. We have not experienced any work stoppages in the past 25 years and we believe that our relationships with our employees and union representatives are excellent.

         TRAINING AND CAREER DEVELOPMENT. We believe that our training and career development helps us to retain our employees. Employees participate in ongoing educational programs to enhance their technical and management skills through classroom and field training. Manufacturers of telecommunications equipment also sponsor training programs covering the installation and maintenance of their equipment, which our employees regularly attend. We also provide opportunities for promotion and mobility within Lexent that we believe are key components of employee retention.

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

ITEM 2.  PROPERTIES

FACILITIES

         We lease space at 31 separate locations throughout California, Connecticut, Delaware, Florida, Georgia, Illinois, Massachusetts, New Jersey, New York, Pennsylvania, Texas and Virginia. Of these 31 locations, we currently sublease one location in each of California, Connecticut, Massachusetts and Texas to unrelated third parties. Additionally, three of our leased locations are owned by Hugh J. O'Kane, Jr., our Chairman, and Kevin M. O'Kane, our Vice Chairman, President and Chief Executive Officer, and two of these three locations are also owned by Denis J. O'Kane, a stockholder in Lexent Inc. and the brother of each of Kevin and Hugh O'Kane, Jr. Our principal executive offices are located in approximately 20,000 square feet of office space at Three New York Plaza in New York, New York. The lease for this office space expires in February 2005.

ITEM 3.  LEGAL PROCEEDINGS

         We are subject to various claims and proceedings that occur from time to time. In particular, several employment related lawsuits or administrative complaints have been filed alleging wrongful termination, breach of contract or employment discrimination. There was also a class action suit filed in the U.S. District Court, Southern District of New York, entitled LABANSKY, ET AL. V. LEXENT INC., ET AL. on October 26, 2001 against the Company, certain of its senior executive and its underwriters, alleging violation of the Securities laws in connection with the initial public offering. Based upon information currently available to us, we believe that none of the current claims or proceedings, either individually or in the aggregate, is likely to have a material effect upon our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the stockholders during the fourth quarter of the year ended December 31, 2001.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed on the NASDAQ National Market System under the symbol "LXNT." The following table sets forth, for the quarters indicated, the high and low sale prices of the Company's common stock as reported by NASDAQ.

                                                             HIGH      LOW
                                                            ------   ------
         YEAR ENDED DECEMBER 31, 2000
           3rd Quarter ..................................   $37.81   $18.75
           4th Quarter ..................................   $30.94   $11.19

         YEAR ENDED DECEMBER 31, 2001
           1st Quarter ..................................   $24.13   $ 4.03
           2nd Quarter ..................................   $ 8.64   $ 2.60
           3rd Quarter ..................................   $ 7.69   $ 4.70
           4th Quarter ..................................   $ 7.60   $ 4.90

         YEAR ENDED DECEMBER 31, 2002
           1st Quarter (through March 15, 2002) .........   $ 6.68   $ 2.95

         On March 15, 2002, there were approximately 41,741,793 shares of Common Stock outstanding which were held by approximately 3,100 stockholders of record of the Company's common stock. The last sale price for the common stock as reported by NASDAQ was $3.44 per share on that date.

DIVIDEND POLICY

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

RECENT SALES OF UNREGISTERED SECURITIES

         In 2001, the Company did not sell or issue any securities that were not registered under the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth certain selected consolidated financial data of the Company for the years ended December 31, 2001, 2000, 1999, 1998, and 1997. The selected consolidated data is derived from our consolidated financial statements. You should read the following selected consolidated financial data together with our consolidated financial statements and their notes as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------
                                                 2001        2000        1999       1998       1997
                                               --------    --------    --------   --------   --------
                                                       (in thousands, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues                                       $240,578    $295,993    $150,862   $ 70,959   $ 53,718
Cost of revenues                                195,001     222,754     119,577     55,752     42,801
General and administrative expenses              20,237      20,340       9,012      6,815      6,907
Depreciation and amortization                     5,803       3,628       1,495        779        510
Non-cash stock-based compensation                 6,058      26,159       2,191         --         --
Provision for doubtful accounts                  32,286       2,551       2,373      1,096         --
Restructuring charges                            13,564          --          --         --         --
                                               --------    --------    --------   --------   --------
Operating income (loss)                         (32,371)     20,561      16,214      6,517      3,500
Interest expense                                  1,077       1,252       1,104      1,143      1,151
Interest income                                  (2,334)     (1,966)         --         --         --
Other (income) expense, net                       2,002          (5)         27        166          9
                                               --------    --------    --------   --------   --------
Income (loss) before income taxes               (33,116)     21,280      15,083      5,208      2,340
Income tax provision (benefit)                  (13,856)     12,704       7,131      1,380        151
                                               --------    --------    --------   --------   --------
Net income (loss)                              $(19,260)   $  8,576    $  7,952   $  3,828   $  2,189
                                               ========    ========    ========   ========   ========
Net income (loss) per share:
     Basic                                     $  (0.46)   $   0.27    $   0.32   $   0.16   $   0.10
                                               ========    ========    ========   ========   ========
     Diluted                                   $  (0.46)   $   0.22    $   0.24   $   0.15   $   0.10
                                               ========    ========    ========   ========   ========
Weighted average number of common shares
    outstanding:
    Basic                                        41,449      30,839      22,721     22,717     22,717
                                               ========    ========    ========   ========   ========
    Diluted                                      41,449      38,266      33,531     26,390     22,717
                                               ========    ========    ========   ========   ========
PRO FORMA INFORMATION (UNAUDITED):
Income before income taxes                                                        $  5,208   $  2,340
Pro forma provision for income taxes (1)                                             2,344      1,053
                                                                                  --------   --------
Pro forma net income (1)                                                          $  2,864   $  1,287
                                                                                  ========   ========
Pro forma net income per share (2):
    Basic                                                  $   0.21    $   0.24   $   0.11   $   0.06
                                                           ========    ========   ========   ========
    Diluted                                                $   0.20    $   0.23   $   0.11   $   0.06
                                                           ========    ========   ========   ========
Pro forma weighted average number of shares:
    Basic                                                   40,654      32,536      27,025     22,717
                                                          ========    ========    ========   ========
    Diluted                                                 42,356      34,606      27,025     22,717
                                                          ========    ========    ========   ========

                                                                  AS OF DECEMBER 31,
                                               ------------------------------------------------------
                                                 2001        2000        1999       1998       1997
                                               --------    --------    --------   --------   --------
                                                                    (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash                                           $ 75,839    $ 63,690    $  1,158   $  1,495   $  2,312
Working capital                                 128,996     140,811      25,697     10,691      2,516
Total assets                                    168,515     199,001      60,379     32,309     18,212
Total debt                                        5,593      10,807      18,812     13,985     15,460
Total stockholders' equity (deficit)            137,969     150,481       3,715     (6,388)    (4,676)

(1) Through July 23, 1998, we elected to be taxed as an S corporation under the Internal Revenue Code of 1986. Accordingly, we did not recognize any provision for federal income tax expense during periods prior to that time. The pro forma provision for income taxes and pro forma net income for 1998 and 1997 reflect the amounts we would have recorded if we had been a C corporation during these periods.

(2) Pro forma net income per share for 2000, 1999 and 1998 assumes conversion of redeemable convertible preferred stock at the rate of 1.77209 shares of common stock for each share of redeemable convertible preferred stock, at the later of the beginning of the period presented or the date of issuance of the redeemable convertible preferred stock. For a description of the computation of pro forma net income per share and the number of shares used in the pro forma calculations for the years 2000 and 1999, see Note 1 of "Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are an infrastructure services company, which designs, deploys and maintains telecommunications, electrical, life safety and other systems. We deliver a full spectrum of services including engineering, management, deployment and installation in local metropolitan markets. Our principal focus is to provide the expertise and resources our customers need to design, build, and operate their infrastructure systems. We generally offer our services 24 hours a day, seven (7) days a week.

         During our most recent fiscal years, our customers included primarily competitive local exchange carriers, internet service providers and carriers' carriers. Given the current market conditions in the telecommunications industry, we have taken steps to broaden our customer base to include large enterprise customers, the real estate community and government entities and to diversify our service offerings to include systems integration, electrical contracting, installation of security systems, and other infrastructure services.

         We have offices in New York, Boston, Washington D.C., Philadelphia, Miami, Long Island, White Plains and in New Jersey. For the years 2001 and 2000, approximately 79% and 75%, respectively, of our revenues was earned from services provided in the New York metropolitan region, including New York City, New Jersey, Long Island and White Plains.

         Our cost of revenues includes compensation and benefits of employees working directly on projects; overhead costs including supervision and support, vehicles, facilities expenses, tools and equipment, and other direct project-related expenses. Labor and related benefits comprise the largest portion of our cost of revenues because our customers generally furnish most of the materials required for each project. However, where we provide program management services, we may be responsible for providing the required materials as well as any subcontracting services.

         General and administrative expenses include compensation and benefits, facilities expenses, and other expenses not related to supervision and support of employees working directly on projects.

         Depreciation and amortization expenses include depreciation of our property and equipment and amortization related to capitalized leases of equipment, leasehold improvements and computer software purchased for internal use.

         As of December  31,  2001,  we had 601  employees  working  directly on
projects  and  146  employees  providing  supervision,   support,  and  general,
administrative and marketing functions.

         Our customers for the design and deployment of telecommunications networks include large, well-established telecommunications carriers as well as smaller, early stage telecommunications carriers. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. For the years 2001 and 2000, we derived approximately 23% and 25%, respectively, of our revenues from our largest customer, and 16% and 8%, respectively, of our revenues from our second largest customer. The volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may require a lesser amount of our services in a subsequent period. Several of our telecommunications-carrier customers who provided us with significant revenues in 1999, 2000, and/or 2001 have experienced financial difficulties and have curtailed their capital expenditures. As a result, revenues from those customers have declined and we do not expect to continue to derive future revenue from those customers. We intend to derive other revenues by providing our services to new customers, but no assurance of our success in replacing those revenues can be given.

         On January 1, 1997, we repurchased common shares owned by a stockholder and issued a subordinated promissory note in the amount of $10.2 million bearing interest at 6% per year. We make quarterly payments of $0.4 million plus interest on that note and as of December 31, 2001, a balance of $3.6 million was outstanding.

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

         On August 2, 2000, we completed an initial public offering (IPO) of 6,900,000 shares of common stock at a price of $15.00 per share, resulting in our receipt of net proceeds of $96.3 million.

CRITICAL ACCOUNTING POLICIES

         For most of our projects, revenue and expense is recognized under the completed contract method, in which we recognize revenue and expense when our services have been performed and the projects have been completed. For projects which have been completed but not yet billed to customers, we recognize revenue based on our estimates of the amounts to be realized. When such projects are billed, any differences between our initial estimates and the actual amounts billed are recorded as increases or decreases to revenue.

         For cost-plus projects, in each period we recognize expense as the costs are incurred and we recognize revenue in an amount equal to the costs incurred plus the contractual markup.

         For larger projects other than cost-plus projects, generally those whose duration is expected to exceed 90 days, we recognize revenue and expense using the percentage-of-completion method. Under the percentage-of-completion method, in each period we recognize expense as the costs are incurred and we recognize revenue based on the ratio of the costs incurred for each project to our currently estimated total costs to be incurred for the project, multiplied by the estimated revenue to be earned for the project. Accordingly, the revenue we recognize in a given period depends on our current estimates of the total remaining costs to complete individual projects and the total estimated revenue to be earned for those projects. If in any period we significantly increase our estimate of the total remaining costs to complete a project or lower our estimate of revenue to be earned for a project, we may recognize no additional revenue or we may reduce previously recorded revenue with respect to that project. As a result, our gross margin in such period and in future periods may be significantly reduced and in some cases we may recognize a loss on individual projects prior to their completion. Provisions for estimated losses on projects are made in the period in which such losses are determined. The projects for which we use the percentage-of-completion method of accounting are typically structured with milestone events that dictate the timing of payments to us from our customers. Accordingly, there may be a significant delay between the date we record the revenue and the date we receive payment from our customers. Our customers for these projects may withhold a certain percentage (usually 10%) from each billing until after the project has been completed and final approvals have been obtained.

         Non-cash stock-based compensation expense represents amortization of deferred stock-based compensation resulting primarily from the grant of stock options or sale of restricted stock at exercise or sale prices subsequently deemed, for financial reporting purposes, to be less than the fair value of the common stock on the grant or sale date. Deferred stock-based compensation also includes the fair value at grant date of options granted to non-employees. To the extent that unvested options are forfeited, previously recorded deferred stock-based compensation is reversed. Deferred stock-based compensation is amortized to expense over the applicable vesting periods ranging from immediately to up to four years. Deferred tax assets are recorded in connection with amortization of stock-based compensation expense related to nonqualified options. To the extent that vested nonqualified options for which we have recorded deferred tax assets expire unexercised or are exercised at a time when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the date the options were granted ($22.80 per share), a portion or all of such deferred tax assets would not be realized and such portion would be charged to expense.

         Provision for doubtful accounts represents our estimates of the amounts of our receivables which will be uncollectible. If in any period there are adverse developments in the financial condition of our customers, we may significantly increase our provision for doubtful accounts. The amounts of our receivables which will ultimately be collected from each of our customers may differ from our estimates, and accordingly, our operating results in any period may vary significantly depending on changes in our customers' financial condition or changes in our estimates of the uncollectible amounts of our receivables.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of total revenues. Our results of operations are reported as a single business segment. The percentages may not add due to rounding.

                                                        AS OF DECEMBER 31,
                                                   ----------------------------
                                                    2001       2000       1999
                                                   ------     ------     ------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues                                            100.0%     100.0%     100.0%
Cost of revenues                                     81.1       75.3       79.3
General and administrative expenses                   8.4        6.9        6.0
Depreciation and amortization                         2.4        1.2        1.0
Non-cash stock-based compensation                     2.5        8.8        1.5
Provision for doubtful accounts                      13.4        0.9        1.6
Restructuring charges                                 5.6        0.0        0.0
                                                   ------     ------     ------
Operating income (loss)                             (13.5)       6.9       10.7
Interest expense                                      0.4        0.4        0.7
Interest income                                      (1.0)      (0.7)       0.0
Other (income) expense, net                           0.8        0.0        0.0
                                                   ------     ------     ------
Income (loss) before income taxes                   (13.8)       7.2       10.0
Income tax provision (benefit)                       (5.8)       4.3        4.7
                                                   ------     ------     ------
Net income (loss)                                    (8.0)%      2.9%       5.3%
                                                   ======     ======     ======

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         REVENUES. Our revenues decreased by 19% to $240.6 million in 2001 from $296.0 million in 2000. The decrease in revenues was primarily a result of lower capital expenditures by several of our large telecommunications customers due to changing conditions in the telecommunications industry and to the filing for bankruptcy by a number of our telecommunications customers during 2001. As a result, we do not expect to continue to derive our historical levels of revenues from telecommunications customers. During 1999, we entered into an engineering, procurement and construction contract (the "EPC contract") with our largest customer, Level 3 Communications, under which we recorded approximately $47.3 million and $69.2 million of revenues for 2001 and 2000, respectively. The EPC contract was completed for all markets except New York and Boston during 2001, and is expected to be fully completed during 2002, and accordingly, revenues from the EPC contract will be lower in 2002 than in 2001.

         COST OF REVENUES. Our cost of revenues represented 81% of revenues in 2001 compared to 75% of revenues in 2000. The increased percentage was due in part to fixed overhead costs which represented a higher percentage of a lower level of revenues, and in part to pricing pressure. We anticipate that pricing pressure will continue during 2002. Costs of approximately $41.3 million and $60.7 million were incurred in 2001 and 2000, respectively, in connection with the EPC contract.

         GENERAL AND ADMINISTRATIVE EXPENSES. Our total general and administrative expenses were approximately the same in 2001 and 2000. Expenses for salaries were higher in 2001 because of a higher average number of general and administrative personnel and rent expense was higher because of additional office premises occupied in mid 2000 and early 2001, but those higher expenses were offset by a lower provision for incentive compensation in 2001.

         DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expense increased to $5.8 million in 2001 from $3.6 million in 2000. The increase reflects additional equipment acquired and leasehold improvements installed in newly occupied premises primarily in the last half of 2000 and the first quarter of 2001.

         NON-CASH STOCK-BASED COMPENSATION. Amortization of deferred stock-based compensation declined to $6.1 million in 2001 from $26.2 million in 2000, primarily because amortization in 2000 reflected up-front vesting of options granted to certain executives in the first quarter of 2000. The decrease in 2001 was also due in part to the reversals of $1.3 million of deferred stock-based compensation for unvested options which were forfeited, and $7.6 million with respect to an optionee whose status was changed from employee to consultant on April 1, 2001. The latter's unvested options were remeasured at their current fair value of $1.3 million on April 1, 2001, which was charged to deferred compensation and is being amortized to expense over the remaining vesting period.

         PROVISION FOR DOUBTFUL ACCOUNTS. Our provision for doubtful accounts increased to $32.3 million in 2001 from $2.6 million in 2000. The increase in 2001 was due to adverse developments in the financial condition of several of our customers during 2001, primarily telecommunications carriers which experienced adverse changes in their financial condition during 2001, and accordingly, we increased our estimates of the amount of receivables which will not be collectible from those customers.

         RESTRUCTURING CHARGES. In 2001, we recorded $13.6 million in restructuring charges, primarily in connection with the closing of seven offices and reduction in our workforce. The restructuring charges are comprised primarily of $9.1 million for obligations under leases for premises which the Company has vacated, $3.3 million for severance and related contractual obligations for approximately 115 non-unionized personnel and executives in areas being closed or scaled back, and $1.2 million for writeoffs of property and equipment. During the year we scaled back our expansion plans and closed a number of offices, and changed our business plans to focus primarily on our traditional markets, including the New York metropolitan region, Washington D.C., Philadelphia and Boston, among others.

         We expect the implementation of our restructuring plan to reduce our pretax operating expenses by $10.7 million in the year 2002, of which $5.3 million would represent cash savings. These anticipated cash savings result primarily from reduced headcount, fewer vehicles, and sublease income from vacated premises.

         Total cash outlays under the restructuring program are expected to be approximately $12.4 million, of which approximately $3.0 million was paid during 2001. Of the balance of $9.3 million, severance and related contractual obligations of $1.8 million are expected to be paid by the end of 2002 and obligations under leases of $7.6 million are expected to be paid over the remaining terms of the leases up to nine years. We expect to complete the restructuring plan by the end of 2002.

         INTEREST EXPENSE. Interest expense decreased to $1.1 million in 2001 from $1.3 million in 2000. The decrease was primarily due to a lower average level of debt outstanding in 2001. On August 1, 2001, we repaid the loan of $2.0 million outstanding under our revolving credit facility, and during 2001 we repaid $1.5 million of our subordinated note payable to a stockholder.

         INTEREST INCOME. Interest income increased to $2.3 million in 2001 from $2.0 in 2000. Interest income is earned on our interest-bearing cash equivalents. The increased income in 2001 was due to a higher average amount of cash equivalents, partially offset by lower prevailing interest rates.

         OTHER (INCOME) EXPENSE, NET. Other (income) expense, net, was $2.0 million of expense, comprised primarily of a writeoff of an investment in securities of $1.6 million and costs of $0.3 million related to a potential acquisition not consummated.

         INCOME TAX PROVISION (BENEFITS). Excluding tax benefits related to amortization of deferred stock-based compensation, our effective tax rate in 2001 was approximately 46% because a significant portion of our operations is concentrated in New York City, which subjects us to a local tax on income derived in that jurisdiction. Amortization of deferred stock-based compensation relates to both incentive stock options and nonqualified options, however tax benefits are not available for incentive stock options. Therefore, tax benefits recorded in connection with amortization of deferred stock-based compensation represent a lower effective rate compared with the effective rate for all other income (loss). As a result, our total effective tax rate for financial reporting purposes was 42% and 60% for 2001 and 2000, respectively.

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

         GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses increased 126% to $20.3 million in 2000 from $9.0 million in 1999. The increase was primarily due to additional compensation and related benefits for new executive and administrative personnel required to support our increased revenues.

         DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expense increased 143% to $3.6 million in 2000 from $1.5 million in 1999. The increase reflects the depreciation of additional equipment acquired during 2000.

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

         INTEREST INCOME. Interest income was $2.0 million for the year 2000, representing interest earned on our interest-bearing cash equivalents acquired in August 2000 with the proceeds from the Company's initial public offering.

         INCOME TAX PROVISION (BENEFITS). Excluding the effect of amortization of deferred stock-based compensation, our effective tax rate for 2000 was approximately 43% because a significant portion of our operations is concentrated in New York City, which subjects us to a local tax on income derived in that jurisdiction. Amortization of deferred stock-based compensation relates to both incentive stock options and nonqualified stock options, however, tax benefits are not available for incentive stock options. Therefore, tax benefits recorded in connection with amortization of deferred stock-based compensation represent a lower effective rate compared with the effective rate for all other income. As a result, our total effective tax rate for financial reporting purposes was 60% and 47% for the years 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary liquidity needs are for working capital and capital expenditures. Our primary sources of liquidity are cash flows from operations and the net proceeds from our IPO. As of December 31, 2001, we had cash and cash equivalents of $75.8 million.

         On August 2, 2000, we completed an IPO of 6,900,000 shares of common stock at a price of $15.00 per share. We received net proceeds of $96.3 million after underwriting discounts and before expenses of the offering. We used approximately $10.1 million of the net proceeds to pay a portion of the borrowings outstanding under our revolving credit facility. We also used $1.1 million of the net proceeds to pay dividends accrued after December 31, 1998 on redeemable convertible preferred stock which was converted to common stock upon consummation of our IPO, and $0.4 million to repay subordinated notes payable to our two principal common stockholders. The remaining net proceeds of the IPO, after expenses of the offering, were invested in interest-bearing cash equivalents.

         In June 1999, we obtained a $10 million revolving credit facility from two banks, which was subsequently increased to $12.5 million in December 1999, and to $20 million in March 2000. In November 2000, we completed a $50 million bank credit facility with five banks, which was to be used for general corporate purposes including working capital and potential acquisitions. In August 2001, we repaid the $2.0 million loan outstanding under the credit facility, and in December 2001 we terminated the credit facility as we do not currently anticipate that borrowings under the credit facility would be required in order to meet our projected needs for liquidity for the foreseeable future.

         Cash used in operations is required primarily to carry accounts receivable and to fund projects in process and other working capital requirements. To the extent that our customers suffer adverse developments in their financial condition, they may be unable to provide us with additional revenues and they also may be unable to repay some or all of our receivables, and as a result our cash receipts would be adversely impacted. In 2001, we recorded a provision for uncollectible receivables of $32.3 million representing our estimate of the portion of our receivables which will be uncollectible because of adverse developments in the financial condition of several of our customers. Net cash provided by operations was $25.1 million for 2001, resulting from net collections of receivables offset by payments made for accounts payable and income taxes. Net cash used in operations was $15.1 million in 2000, and $0.0 million in 1999.

         We invoice our customers for large projects on a monthly basis as work is performed and/or when milestones are achieved. Unattained milestones would result in a delay in billing the customers, which would in turn result in a delay in cash receipts. For certain projects, customers hold back a certain percentage (usually 10%) until the project is completed. As of December 31, 2001, these hold-backs aggregated $0.7 million.

         If revenues increase in future years, we would likely be required to finance an increased level of working capital, primarily comprised of higher levels of accounts receivable and projects in process. Alternatively, to the extent we are not successful in replacing revenues previously derived from several of our large telecommunications-carrier customers with other revenues from existing or new customers, our liquidity position would be adversely impacted if we are unable to reduce our costs at a rate commensurate with the reduction in revenues, and we could incur a net loss.

         Cash used in investing activities, primarily capital expenditures, was $7.9 million for 2001, $11.3 million for 2000, and $2.9 million for 1999.

         Net cash used in financing activities for 2001 was $5.0 million, primarily for debt repayments. Net cash provided by financing activities for 2000 was $88.9 million, comprised of $96.3 million in proceeds from our IPO and $6.6 million proceeds from exercises of stock options and sales of restricted stock, offset by costs of the IPO of $2.3 million, preferred dividends of $1.1 million, and net debt repayments. Net cash provided from financing activities in 1999 was $2.6 million, representing net borrowings.

         We have no material commitments other than installment obligations related to equipment purchases, leases for facilities, computer equipment and vehicles, and a subordinated note payable to a stockholder. We anticipate that available cash and cash equivalents and cash flows from operations will be sufficient to satisfy our working capital requirements for the foreseeable future. Our future working capital requirements and liquidity will depend upon many factors, including our customers' financial condition and their ability to pay amounts owing to us, our ability to replace the revenues previously derived from several of our large telecommunications-carrier customers with revenue from other customers, and our ability to reduce costs at a rate commensurate with any reduction in revenues which we are unable to replace with new revenues.

         A summary of our contractual cash obligations as of December 31, 2001 is as follows:

--------------------------------------------------------------------------------
                                          Payments Due By Period
--------------------------------------------------------------------------------
                                                                       2005 and
                            Total        2002       2003       2004     beyond
------------------------ ----------- ----------- ---------- ---------- ---------
                                             (in  thousands)
------------------------ ----------- ----------- ---------- ---------- ---------
Long-term debt             $ 4,586     $ 2,215     $1,880     $  491     $    --
------------------------ ----------- ----------- ---------- ---------- ---------
Capital leases               1,007         717        280         10          --
------------------------ ----------- ----------- ---------- ---------- ---------
Operating leases            27,972       7,832      5,793      3,882      10,465
------------------------ ----------- ----------- ---------- ---------- ---------
Total contractual
  cash obligations         $33,565     $10,764     $7,953     $4,383     $10,465
--------------------------------------------------------------------------------

     On October 2, 2001 we received publicly traded shares of common stock of Metromedia Fiber Network Inc. ("MFN") with a value of $4.8 million at that date, in partial settlement of a receivable. As of December 31, 2001 the MFN common stock had a market value of $4.9 million. The MFN common stock is classified as an "available for sale" security and is included in current assets on our balance sheet. Realization of the recorded value of the MFN common stock depends on the market price on the date the shares are sold. One half of such shares may be sold on or after January 2, 2002 and the other half may be sold on or after April 2, 2002. During January 2002 we sold half of such shares for total proceeds of $3.0 million.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets," which are effective for us beginning January 1, 2002. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS 142 provides that intangible assets with finite lives must be amortized over their estimated useful life, and intangible assets with indefinite lives will not be amortized but will be evaluated annually for impairment.

         In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement defines the accounting and reporting for the impairment and disposal of long-lived assets and is effective for us on January 1, 2002. We do not expect this statement to have a material effect on our results of operations or financial position.

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

         At December 31, 2001, we had cash and cash equivalents of $75.8 million. Cash equivalents are interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase in the market interest rates by 10 basis points over the rates in effect on December 31, 2001 would cause the fair value of these short-term investments to decline by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

         At December 31, 2001, we owned common shares of MFN with a market value of $4.9 million. The shares are traded on NASDAQ, and we are subject to market price risk with respect to the shares. During January 2002 we sold half of such shares for total proceeds of $3.0 million. We are restricted from selling the remaining shares until April 2, 2002.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the Company's directors and officers required by Item 10 is incorporated by reference to the information set forth in Lexent's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         The  information   concerning  the  Company's  directors  and  officers
required by Item 11 is incorporated by reference to the information set forth in Lexent's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information concerning the Company's directors and officers required by Item 12 is incorporated by reference to the information set forth in Lexent's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information concerning the Company's directors and officers required by Item 13 is incorporated by reference to the information set forth in Lexent's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The information concerning the Company's directors and officers required by Item 14 is incorporated by reference to the information set forth in Lexent's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.

         (a) The following financial statements, schedules and exhibits are filed as part of this Report:

                  (1) Financial Statements. Reference is made to the Financial Statements commencing on page 21 of this Report.

                  (2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

                  (3) Exhibits:

EXHIBIT NO.     DESCRIPTION
-----------     -----------
     3.1        Second  Amended  and  Restated   Certificate  of   Incorporation
                (incorporated   herein  by  reference  to  Exhibit  3.6  to  the
                Company's   Registration   Statement   on  Form  S-1  (File  No.
                333-30660))

     3.2        Amended and Restated By-Laws

     4.1 Specimen certificate for shares of Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-30660))

     4.2 Registration Rights Agreement, dated as of July 23, 1998, among Lexent Inc. and the investors named therein (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-30660))

     4.3 Agreement, dated July 20, 1998, by and among Lexent Inc., Hugh O'Kane Electric Co., Inc. and Denis J. O'Kane (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No. 333-30660))

     4.4 Voting Agreement, dated February 11, 2000, by and among Lexent Inc., Hugh J. O'Kane, Jr. and Kevin M. O'Kane (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 333-30660))

     10.1* Lexent Inc. and Its Subsidiaries Amended and Restated Stock Option and Restricted Stock Purchase Plan (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-61958))

     10.2* Form of Stock Option Agreement pursuant to the Stock Option and Restricted Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-30660))

     10.3 Amended and Restated Promissory Note, dated July 23, 1998, between Lexent Inc. and Denis J. O'Kane (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-30660))

     10.4 Form of Indemnification Agreement between Lexent Inc. and the executive officers and directors thereof (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-30660))

     10.5* Employment Agreement, dated July 23, 1998, as amended February 14, 2000, between Hugh O'Kane Jr. and Lexent Inc. (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-30660))

     10.6* Employment Agreement, dated July 23, 1998, as amended February 14, 2000, between Kevin O'Kane and Lexent Inc. (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-30660))

     10.7* Employment Agreement, dated August 20, 1998, as amended February 14, 2000, between Jonathan H. Stern and Lexent Inc. (incorporated herein by reference to Exhibit 10.8 to the
                Company's   Registration   Statement   on  Form  S-1  (File  No.
                333-30660))

     10.8* Employment Agreement, dated December 23, 1999, between Victor P. DeJoy, Sr. and Lexent Inc. (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-30660))

     10.9* Lexent Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-61958))

     10.10+ Engineer, Procure and Construct Contract, dated December 28, 1998, between Level 3 Communications, LLC and Lexent Inc. (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-30660))

     11.1**     Statement Regarding Computation of Per Share Earnings

     21.1       Subsidiaries of Lexent Inc.

     23.1       Consent of independent accountants, PriceWaterhouseCoopers LLP

----------
 *  Constitutes a management contract or compensatory plan or arrangement.

** Information  is  provided  in  Note  1 of  Notes  to  Consolidated  Financial
   Statements

+ Portions of this exhibit have been filed confidentially with the Commission pursuant to a confidential treatment request filed by the Company

         (b) Reports on Form 8 - K:

                  (1) Lexent filed a Form 8-K on October 1, 2001 in which it announced the appointment of Kathleen Perone to the Board of Directors, effective October 1, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lexent Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York, on March 19, 2002.

                                           LEXENT INC.

                                           By:

                                           ----------------------------------
                                           Hugh J. O'Kane, Jr.
                                           Chairman of the Board of Directors



         Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed by the following persons in the capacities held on the dates indicated.

         SIGNATURES                          TITLE                    DATE
         ----------                          -----                    ----

                                    Vice Chairman, President      March 19, 2002
                                    and Chief Executive
--------------------------------    Officer (Principal
         Kevin M. O'Kane            Executive Officer);
                                    Director

                                    Chairman of the Board of      March 19, 2002
--------------------------------    Directors
       Hugh J. O'Kane, Jr.

                                    Executive Vice President      March 19, 2002
--------------------------------    and Chief Financial Officer
        Jonathan H. Stern           (Principal Financial and
                                    Accounting Officer)


                                    Director                      March 19, 2002
--------------------------------
      L. White Matthews III

                                    Director                      March 19, 2002
--------------------------------
         Kathleen Perone

                                    Director                      March 19, 2002
--------------------------------
        Richard L. Schwob

                                    Director                      March 19, 2002
--------------------------------
        Richard W. Smith

                                    Director and Executive        March 19, 2002
--------------------------------    Vice President
      Walter C. Teagle III

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------

Report of Independent Accountants                                          22

Consolidated Balance Sheets as of December 31, 2001 and 2000               23

Consolidated Statements of Operations for the Years Ended                  24
  December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for the Years Ended December 31, 2001, 2000, and 1999          25

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000, and 1999                                        26

Notes to Consolidated Financial Statements                                 27

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lexent Inc.:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Lexent Inc. and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/S/ PRICEWATERHOUSECOOPERS LLP

New York, New York
February 7, 2002

                          LEXENT INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                           2001          2000
                                                         --------      --------
                          ASSETS:
Current Assets:
  Cash and cash equivalents                              $ 75,839      $ 63,690
  Available-for-sale securities                             4,932            --
  Receivables, net                                         41,171       105,253
  Prepaid expenses and other current assets                 5,220           400
  Deferred tax asset, net                                  25,627        12,359
                                                         --------      --------
       Total current assets                               152,789       181,702

Property and equipment, net                                12,896        14,614
Other assets                                                2,830         2,685
                                                         --------      --------
       Total assets                                      $168,515      $199,001
                                                         ========      ========

           LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                       $  6,751      $ 11,124
  Accrued liabilities                                      13,635        17,881
  Income taxes payable                                         --         3,628
  Billings in excess of costs and estimated
    earnings on uncompleted projects                          474         5,080
  Subordinated note payable to stockholder                  1,582         1,582
  Equipment and capital lease obligations                   1,351         1,596
                                                         --------      --------
       Total current liabilities                           23,793        40,891

Subordinated note payable to stockholder                    1,978         3,561
Accrued liabilities - noncurrent                            4,093            --
Note payable to banks                                          --         2,000
Equipment and capital lease obligations                       682         2,068
                                                         --------      --------
    Total liabilities                                      30,546        48,520
                                                         --------      --------

Commitments and Contingencies

Stockholders' equity:
  Common stock, $.001 par value, 120,000,000
    shares authorized, 41,612,372 and 41,084,300
    shares outstanding at 2001 and 2000,
    respectively                                               42            41
  Additional paid-in capital                              158,986       165,919
  Deferred stock-based compensation                        (9,085)      (22,705)
  Accumulated other comprehensive income                       60            --
  Retained earnings (accumulated deficit)                 (12,034)        7,226
                                                         --------      --------
    Total stockholders' equity                            137,969       150,481
                                                         --------      --------
    Total liabilities and stockholders' equity           $168,515      $199,001
                                                         ========      ========


          See accompanying notes to consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     YEAR ENDED DECEMBER 31,
                                                  2001        2000        1999
                                                --------    --------    --------
Revenues                                        $240,578    $295,993    $150,862
Cost of revenues                                 195,001     222,754     119,577
General and administrative expenses               20,237      20,340       9,012
Depreciation and amortization                      5,803       3,628       1,495
Non-cash stock-based compensation*                 6,058      26,159       2,191
Provision for doubtful accounts*                  32,286       2,551       2,373
Restructuring charges                             13,564          --          --
                                                --------    --------    --------
Operating income (loss)                          (32,371)     20,561      16,214
Interest expense                                   1,077       1,252       1,104
Interest income                                   (2,334)     (1,966)         --
Other (income) expense, net                        2,002          (5)         27
                                                --------    --------    --------
Income (loss) before income taxes                (33,116)     21,280      15,083
Income tax provision (benefit)                   (13,856)     12,704       7,131
                                                --------    --------    --------
Net income (loss)                               $(19,260)   $  8,576    $  7,952
                                                ========    ========    ========

Net income (loss) per share:
  Basic                                         $  (0.46)   $   0.27    $   0.32
                                                ========    ========    ========
  Diluted                                       $  (0.46)   $   0.22    $   0.24
                                                ========    ========    ========

Weighted average number of common
shares outstanding:
  Basic                                           41,449      30,839      22,721
                                                ========    ========    ========
  Diluted                                         41,449      38,266      33,531
                                                ========    ========    ========


Pro forma net income per share:
  Basic                                                     $   0.21    $   0.24
                                                            ========    ========
  Diluted                                                   $   0.20    $   0.23
                                                            ========    ========

Pro forma weighted average number of shares:
  Basic                                                       40,654      32,536
                                                            ========    ========
  Diluted                                                     42,356      34,606
                                                            ========    ========


* Substantially all of these amounts would have been classified as general and administrative expenses


          See accompanying notes to consolidated financial statements.

                                                    LEXENT INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                       (DOLLARS IN THOUSANDS)


                                                                                  STOCKHOLDERS' EQUITY
                                                    -------------------------------------------------------------------------------
                                                                                       ACCUMULATED
                                      REDEEMABLE                                          OTHER    RETAINED                 STOCK-
                                      CONVERTIBLE             ADDITIONAL    DEFERRED     COMPRE-   EARNINGS     COMPRE-    HOLDERS
                                       PREFERRED     COMMON     PAID-IN    STOCK-BASED   HENSIVE (ACCUMULATED   HENSIVE    EQUITY
                                         STOCK        STOCK     CAPITAL   COMPENSATION    INCOME    DEFICIT)     LOSS     (DEFICIT)
                                      -----------   --------  ----------  ------------ ---------- -----------  --------   ---------
Balance at January 1, 1999 ............ $ 11,801    $     23   $   1,804    $     --     $    --   $ (8,215)   $     --      (6,388)
Net income ............................       --          --          --          --          --      7,952          --       7,952
Issuance of 202,500 common shares .....       --          --          68          --          --         --          --          68
Tax benefit from exercise of
  nonqualified stock options ..........       --          --         582          --          --         --          --         582
Deferred stock-based compensation .....       --          --       9,333      (9,333)         --         --          --          --
Amortization of deferred
  stock-based compensation ............       --          --          --       2,191          --         --          --       2,191
Dividends accrued on preferred
  shares ..............................      690          --          --          --          --       (690)         --        (690)
                                        --------    --------   ---------    --------    --------   --------    --------   ---------
Balance at December 31, 1999 .......... $ 12,491    $     23   $  11,787    $ (7,142)   $     --   $   (953)   $     --   $   3,715
Net income ............................       --          --          --          --          --      8,576          --       8,576
Issuance of 1,450,576 common
  shares ..............................       --           1       6,576          --          --         --          --       6,577
Issuance of 6,900,000 common shares
  in initial public offering ..........       --           7      96,248          --          --         --          --      96,255
Conversion of 5,538,458 preferred
  shares to 9,814,624 common upon
  initial public offering .............  (11,801)         10      11,791          --          --         --          --      11,801
Costs of initial public offering ......       --          --      (2,309)         --          --         --          --      (2,309)
Tax benefit from exercise of
  nonqualified stock options ..........       --          --         104          --          --         --          --         104
Deferred stock-based compensation .....       --          --      41,722     (41,722)         --         --          --          --
Amortization of deferred
  stock-based compensation ............       --          --          --      26,159          --         --          --      26,159
Dividends accrued on preferred
  shares ..............................      397          --          --          --          --       (397)         --        (397)
Dividends paid on preferred shares ....   (1,087)         --          --          --          --         --          --          --
                                        --------    --------   ---------    --------    --------   --------    --------   ---------
Balance at December 31, 2000 .......... $     --    $     41   $ 165,919    $(22,705)   $     --   $  7,226    $     --   $ 150,481
Comprehensive income (loss), year
  ended December 31, 2001:
Net loss ..............................       --                                                    (19,260)    (19,260)    (19,260)
Other comprehensive income, net
  of tax: .............................
  Unrealized gain on available-
    for-sale securities, net of
    income tax provision ..............       --          --         --          --          60         --          60          60
                                                                                                              ---------
Comprehensive loss ....................       --          --         --          --          --         --    $(19,200)         --
                                                                                                              =========
Reversal of unvested deferred stock
  based compensation ..................       --          --      (8,860)      8,860         --         --                      --
Tax benefit from exercise of
  nonqualified stock options ..........       --          --         376          --         --         --                     376

Deferred stock-based compensation .....       --          --       1,298      (1,298)        --         --                      --

Amortization of deferred stock-
  based compensation ..................       --          --          --       6,058         --         --                   6,058

Issuance of 528,072 common shares .....       --           1         253          --         --         --                     254
                                        --------    --------   ---------    --------        ---   --------                --------
Balance at December 31, 2001 .......... $     --    $     42   $ 158,986    $ (9,085)       $60   $(12,034)               $137,969
                                        ========    ========   =========    ========        ===   ========                ========


          See accompanying notes to consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                   2001       2000       1999
                                                 --------    -------    -------
Cash flows from operating activities:
  Net income (loss)                              $(19,260)   $ 8,576    $ 7,952
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Provision for uncollectible amounts, net     32,286      2,551      2,373
      Restructuring charges                        13,564         --         --
      Depreciation and amortization                 5,803      3,628      1,495
      Loss on impairment/disposal of assets         1,662         21         71
      Non-cash stock-based compensation             6,058     26,159      2,191
      Provision for deferred tax benefits         (12,944)    (8,767)    (1,896)
      Changes in working capital items:
        Receivables                                26,596    (59,056)   (24,779)
        Prepaid expenses and other current
          assets                                     (287)      (244)       379
        Other assets                                 (308)      (784)      (391)
        Accounts payable                           (4,373)     2,690      3,065
        Accrued liabilities                       (11,315)     8,244      5,464
        Income taxes payable and prepaid taxes     (7,781)    (2,066)     3,304
        Billings in excess of costs and
          estimated earnings on uncompleted
          projects                                 (4,606)     3,996        778
                                                 --------    -------    -------
            Net cash provided by (used in)
              operating activities                 25,095    (15,052)         6
                                                 --------    -------    -------
Cash flows from investing activities:
  Capital expenditures and acquisitions, net
  of equipment loans and capital leases            (6,256)   (11,294)    (2,908)
  Investments in securities                        (1,655)        --         --
                                                 --------    -------    -------
            Net cash used in investing
              activities                           (7,911)   (11,294)    (2,908)
                                                 --------    -------    -------
Cash flows from financing activities:
  Proceeds from exercise of stock options
    and sales of restricted stock                     254      6,576         68
  Preferred dividends paid                             --     (1,087)        --
  Proceeds from initial public offering of
    common stock                                       --     96,255         --
  Costs of initial public offering                     --     (2,309)        --
  Repayment of subordinated notes payable
    to stockholders                                (1,583)    (1,972)    (1,581)
  Net (repayments to) borrowings from banks        (2,000)    (6,841)     4,341
  Net (payments) borrowings (to) from
    related parties                                    --       (408)       421
  Repayment of equipment loans and
    capital leases                                 (1,706)    (1,336)      (684)
                                                 --------    -------    -------
            Net cash (used in) provided by
              financing activities                 (5,035)    88,878      2,565
                                                 --------    -------    -------

Net increase (decrease) in cash and cash
  equivalents                                      12,149     62,532       (337)
Cash and cash equivalents at beginning
  of period                                        63,690      1,158      1,495
                                                 --------    -------    -------

Cash and cash equivalents at end of period       $ 75,839    $63,690    $ 1,158
                                                 ========    =======    =======
Supplemental cash flow information:
  Cash paid for:
            Interest                             $    854    $ 1,307    $ 1,009
            Income taxes                            7,756     23,541      3,532
Supplemental disclosures of noncash investing
  and financing activities:
  Property and equipment additions financed
    by equipment loans and capital leases        $     74    $ 2,143    $ 2,751
  Accrued dividends on preferred shares                --         --        690
  Tax benefit from exercise of nonqualified
    stock options                                     376        104        582
  Common stock received in settlement of
    accounts receivable                             4,820         --         --


          See accompanying notes to consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FORMATION OF COMPANY

         Lexent Inc. ("Lexent") was incorporated in Delaware in January 1998. Lexent's wholly owned subsidiaries, Hugh O'Kane Electric Co., LLC ("HOK"),
National Network Technologies LLC ("NNT"), Lexent Services, Inc. ("LSI"), HOK Datacom, Inc. ("HOK Datacom"), and Lexent Capital, Inc. ("LCI") were formed in June 1998, August 1998, May 2000, November 2000 and July 2001, respectively. Lexent and its subsidiaries are together referred to herein as "the Company."

DESCRIPTION OF BUSINESS

         The Company is an infrastructure services company, which designs, deploys and maintains telecommunications, electrical, life safety and other systems. The Company delivers a full spectrum of services including engineering, management, deployment and installation in local metropolitan markets. The Company's key customers include AT&T Local Services, Cablevision, WorldCom and Level 3 Communications.

         The Company has offices in New York, Boston, Washington D.C., Philadelphia, Miami, Long Island, White Plains and in New Jersey. For the years 2001, 2000, and 1999, 79%, 75% and 80% of revenues, respectively, were earned from services provided in the New York metropolitan region, including New York City, New Jersey, Long Island and Westchester County.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Lexent and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         For projects whose duration is generally expected to be 90 days or less, revenues and related expenses are recognized using the completed contract method. Under this method, revenues and expenses are recognized when services have been performed and the projects have been completed. For projects which have been completed but not yet billed to customers, revenue is recognized based on management's estimates of the amounts to be realized. When such projects are billed, any differences between the initial estimates and the actual amounts billed are recorded as increases or decreases to revenue.

         For cost-plus projects, in each period expense is recognized as the costs are incurred and revenue is recognized in an amount equal to the costs incurred plus the contractual markup.

         For larger projects other than cost-plus projects, generally those whose duration is expected to exceed 90 days, revenues and expenses are recognized using the percentage-of-completion method. Under the percentage-of-completion method, in each period expenses are recognized as costs are incurred, and revenues are recognized based on the ratio of the costs incurred for each project to the currently estimated total costs to be incurred for the project, multiplied by the estimated revenue to be earned for the project. Accordingly, the revenue recognized in a given period depends on management's current estimates of the total remaining costs to complete individual projects and the total estimated revenue to be earned for those projects. If in any period management significantly increases its estimate of the total remaining costs to complete a project or lowers its estimate of revenue to be earned for a project, the Company may recognize no additional revenue or the Company may reduce previously recognized revenue with respect to that project. As a result, in some cases the Company may recognize a loss on individual projects prior to their completion. Provisions for estimated losses on projects are made in the period in which such

                          LEXENT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

losses are determined. Project costs include all direct material, equipment, and labor costs and allocated indirect costs, such as fringe benefits, payroll taxes, supervision and support, depreciation, maintenance, supplies, and small tools. Certain projects whose duration is expected to exceed 90 days may be structured with milestone events that dictate the timing of payments, and customers for these projects may withhold a certain percentage (usually 10%) from each billing until after the project has been completed and satisfactorily accepted.

         General and administrative costs are charged to expense as incurred.

CASH AND CASH EQUIVALENTS

         Cash   equivalents   consist  of   interest-bearing   investment  grade
securities that are readily convertible into cash and have original maturities of 3 months or less.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Useful lives of property and equipment are as follows: motor vehicles - 5 years, tools and equipment - 4-7 years, furniture, office and computer equipment - 3-5 years, leasehold improvements - term of lease. Expenditures for repairs and maintenance are expensed as incurred; expenditures for major renewals and betterments are capitalized. When assets are sold or otherwise disposed of, any gain or loss on disposition is reflected in current operations. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. If such assets are considered to be impaired, the impairment is recognized as the amount by which the carrying amount of the assets exceeds their fair value. Fair value is determined using current market prices or anticipated cash flows discounted at a rate commensurate with the risks involved. The Company capitalizes the costs of purchased software and related implementation, and amortizes such costs over three years. Management does not believe there are any impairments in property and equipment at December 31, 2001.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimated revenues to be earned on uncompleted projects, realizability of accounts receivable including unbilled receivables and costs of uncompleted projects, percentages of completion of projects in progress, contracts, realizability of property and equipment and deferred tax assets, accrued expenses, and the ultimate outcome of contingent liabilities. Actual results could differ from those estimates.

DEFERRED INCOME TAXES

         The Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established in accordance with and as permitted under specific rules within generally accepted accounting principles to reduce deferred tax assets to the amount estimated to be realized.

STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." Under SFAS 123 the fair value at grant date of all stock-based awards is recognized

                          LEXENT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

as expense over the vesting period, except that options granted to employees and directors may be accounted for under the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recorded for options granted to employees or directors unless the exercise price is lower than the market value of the underlying stock at grant date. The Company has elected to apply APB 25, and to provide disclosures of pro forma net income as if the fair value method in SFAS 123 had been applied.

         For certain options and restricted stock granted to employees or directors in 2000 and 1999, the exercise or sale prices were determined by the Board of Directors at dates of grant to be equal to the fair value of the underlying stock; however such exercise or sale prices were subsequently determined to be lower than the deemed fair values for financial reporting purposes of the underlying common stock on the date of grant. Deferred stock-based compensation also includes the fair value at grant dates of options granted to non-employees. Accordingly, for those options and restricted stock grants, the Company has recorded deferred stock-based compensation, which is amortized over the applicable vesting periods ranging from immediately to up to four years. To the extent that unvested options are forfeited, previously recorded deferred stock-based compensation is reversed. Deferred tax assets are recorded in connection with amortization of deferred stock-based compensation related to nonqualified options. See Note 13.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying amounts of equipment obligations approximate fair value because the underlying instruments bear interest at rates comparable to current terms offered to the Company for instruments of similar risk. The fair values of subordinated notes payable to stockholders are not estimable due to their related party nature.

SEGMENT REPORTING

         All of the Company's business activities are aggregated into one reportable segment given the similarities of economic characteristics between the activities and the common nature of the Company's services and customers.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets," which are effective for the Company beginning January 1, 2002. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS 142 provides that intangible assets with finite lives must be amortized over their estimated useful life, and intangible assets with indefinite lives will not be amortized but will be evaluated annually for impairment.

         Amortization of goodwill, calculated using the straight-line method over its estimated life of 10 years was $0.2 million and $0.1 million in 2001 and 2000, respectively. Adoption of SFAS 142 will not have a material effect on the Company's results of operations or financial position.

         In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement defines the accounting and reporting for the impairment and disposal of long-lived assets and is effective for the Company on January 1, 2002. The Company does not expect this statement to have a material effect on its results of operations or financial position.

                          LEXENT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NET INCOME (LOSS) PER SHARE

         Basic net income  (loss) per share is computed  by dividing  net income
(loss) (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of other securities by assuming the redeemable convertible preferred stock had been converted into common stock as of the beginning of the fiscal period presented (and without deducting from net income
(loss) dividends on preferred stock), and by including in the weighted average number of common shares the dilutive effect of stock options and shares issuable under the employee stock purchase plan. Details of the calculations are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                 2001        2000        1999
                                               --------    --------    --------
                                                       (IN THOUSANDS,
                                                  EXCEPT PER SHARE AMOUNTS)
NET INCOME (LOSS) PER SHARE-BASIC:
Net income (loss) ..........................   $(19,260)   $  8,576    $  7,952

Less: preferred dividends ..................         --        (397)       (690)
                                               --------    --------    --------
Net income (loss) available to
  common stockholders ......................   $(19,260)   $  8,179    $  7,262
                                               ========    ========    ========
Weighted average shares-basic ..............     41,449      30,839      22,721
                                               ========    ========    ========
Net income (loss) per share-basic ..........   $  (0.46)   $   0.27    $   0.32
                                               ========    ========    ========
NET INCOME (LOSS) PER SHARE-DILUTED:
Net income (loss) ..........................   $(19,260)   $  8,576    $  7,952
                                               ========    ========    ========
Weighted average shares outstanding-basic ..     41,449      30,839      22,721

Assumed conversion of preferred stock ......         --       5,725       8,740
Dilutive effect of stock options ...........      1,214       1,702       2,070
Dilutive effect of employee stock
  purchase plan ............................          7          --          --
                                               --------    --------    --------
Weighted average shares-diluted ............     42,670      38,266      33,531
                                               ========    ========    ========

Net income per share-diluted ...............          *    $   0.22    $   0.24
                                                           ========    ========

* Inclusion of common stock equivalent shares would result in an anti-dilutive net loss per share. As a result, the diluted loss per share is the same as basic loss per share.

PRO FORMA INFORMATION FOR INITIAL PUBLIC OFFERING ("IPO") -  (UNAUDITED)

         Pro forma information for the IPO reflects the pro forma effect of the conversion of redeemable convertible preferred stock into common stock at the rate of 1.77209 shares of common stock for each share of preferred stock at the beginning of the period presented. The calculation of pro forma basic and diluted income per share after giving effect to the foregoing assumption is as follows:

                          LEXENT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                         YEAR ENDED DECEMBER 31,
                                                            2000         1999
                                                          -------      -------
                                                          (IN THOUSANDS EXCEPT
                                                           PER SHARE AMOUNTS)
PRO FORMA NET INCOME PER SHARE - BASIC:
Net income ...........................................    $ 8,576      $ 7,952
                                                          =======      =======
Weighted average shares - actual .....................     30,839       22,721
Assumed conversion of preferred stock ................      9,815        9,815
                                                          -------      -------
Pro forma weighted average shares - basic ............     40,654       32,536
                                                          =======      =======
Pro forma net income per share - basic ...............    $  0.21      $  0.24
                                                          =======      =======
PRO FORMA NET INCOME PER SHARE - DILUTED:
Dilutive effect of stock options .....................      1,702        2,070
                                                          -------      -------
Pro forma weighted average shares - diluted ..........     42,356       34,606
                                                          =======      =======
Pro forma net income per share - diluted .............    $  0.20      $  0.23
                                                          =======      =======

RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current year presentation.

ACCUMULATED OTHER COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income," requires that financial statements report comprehensive income and its components. Comprehensive income includes, among other things, net income (loss) and unrealized gains and losses from investments in available-for-sale securities, net of income tax effect. The Company has chosen to present Comprehensive Income (Loss) in the Consolidated Statements of Changes in Stockholders' Equity (Deficit).

         Changes in the components of accumulated other comprehensive income for 2001 were as follows:

                                        UNREALIZED GAIN ON
                                        AVAILABLE-FOR-SALE    ACCUMULATED OTHER
                                           SECURITIES       COMPREHENSIVE INCOME
                                        ------------------  --------------------
                                                    (IN THOUSANDS)
         Balance, December 31, 2000 ...      $   --                $   --
         Change for 2001 ..............          60                    60
                                             ------                ------
         Balance, December 31, 2001 ...      $   60                $   60
                                             ======                ======

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

         In October 2000, the Company purchased certain assets of Magnetic Electric Construction Corp., which provides certain electrical services. The purchase price was $1.3 million, comprised of $0.7 million in cash and 23,077 common shares of the Company valued at approximately $0.6 million on date of closing. The acquisition was accounted for under the purchase method of accounting, and $1.2 million of the purchase price was allocated to goodwill and is being amortized over ten years.

                          LEXENT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Beginning January 1, 2002, in accordance with SFAS 142, goodwill associated with acquisitions will no longer be amortized to expense, but will be evaluated at least annually for impairment.

3. RECEIVABLES, NET

                                                       DECEMBER 31, DECEMBER 31,
                                                           2001        2000
                                                         --------    --------
                                                            (IN THOUSANDS)
Accounts receivable - billed to customers ............   $ 42,237    $ 73,009
Unbilled receivables on completed projects accounted
  for under the completed contract method ............      3,734      16,839
Costs and estimated earnings in excess of billings
  on projects accounted for under the percentage-
  of-completion method ...............................      2,852       4,238
Unbilled receivables on cost-plus contracts ..........      4,793       5,426
Costs of uncompleted projects accounted for under
  the completed contract method ......................      2,457      10,572
Retainage ............................................        736       2,446
                                                         --------    --------
                                                           56,809     112,530
Less: allowance for uncollectible amounts ............    (15,638)     (7,277)
                                                         --------    --------
                                                         $ 41,171    $105,253
                                                         ========    ========

         For 2001, 2000, and 1999, the provision for uncollectible amounts was $32.3 million, $2.6 million, and $2.4 million, respectively. Amounts written off against the allowance for 2001, 2000, and 1999 were $24.0 million, $2.1 million, and $0.6 million, respectively.

         Amounts   retained  by   customers   related  to   projects   that  are
progress-billed may be outstanding for periods that exceed one year.

4. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                       DECEMBER 31, DECEMBER 31,
                                                           2001        2000
                                                         --------    --------
                                                            (IN THOUSANDS)
Motor vehicles .......................................   $  4,000    $  4,765
Tools and equipment ..................................      9,489       7,749
Office equipment and furniture .......................      1,224       1,015
Computer equipment ...................................      5,896       4,465
Leasehold improvements ...............................      1,418       1,017
Purchased software ...................................        933       1,109
                                                         --------    --------
    Property and equipment ...........................     22,960      20,120
Less: accumulated depreciation and amortization ......    (10,064)     (5,506)
                                                         --------    --------
    Property and equipment, net ......................   $ 12,896    $ 14,614
                                                         ========    ========

         Depreciation and amortization expense for 2001, 2000, and 1999 was $5.8 million, $3.6 million, and $1.5 million, respectively. The above table includes assets and related amortization in connection with capitalized leases - see Note 16 for additional information.

                          LEXENT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. INVESTMENTS

         In February 2001, the Company purchased 1,000,000 shares of Series C Preferred Stock of Telseon Inc. for an aggregate cost of $1.6 million. In January 2002, Telseon consummated a financial restructuring in which the Company did not participate. As a result of Telseon's restructuring, the Company's preferred shares were converted into common stock, and its interest in Telseon was substantially diluted. The Company determined that the value of its investment was permanently impaired and recorded a charge to other expense of $1.6 million in 2001.

         Available-for-sale securities at December 31, 2001 represented the market value at that date of publicly traded shares of common stock received from a customer in October 2001 in partial settlement of a receivable. Realization of the carrying value of such shares depends on the market price on the date the shares are sold. The Company is exposed to the risk of market loss with respect to such shares. One half of such shares may be sold on or after January 2, 2002 and the other half may be sold on or after April 2, 2002. Net realized gains and losses will be included in "Other income (expense), net."

6. ACCRUED LIABILITIES

         Accrued liabilities (including noncurrent portion) are comprised of:

                                                         DECEMBER 31,
                                                       2001       2000
                                                     -------    -------
                                                       (IN THOUSANDS)
         Accrued payroll and related benefits        $ 3,155    $13,016
         Accrued project costs                         1,674      1,270
         Restructuring charges                         9,342         --
         Other                                         3,557      3,595
                                                     -------    -------
            Total                                    $17,728    $17,881
                                                     =======    =======

7. PROVISION FOR RESTRUCTURING CHARGES

         During 2001, the Company recorded $13.6 million in restructuring charges primarily in connection with the closing of seven offices and a reduction of the workforce. The restructuring charges are comprised of $9.1 million of obligations under leases for premises which the Company has vacated to be paid over the various lease terms up to nine years, $3.3 million of severance and related contractual obligations to be paid over various periods up to one year for approximately 115 non-unionized personnel and executives in areas being closed or scaled back, and $1.2 million for writeoffs of property and equipment, which will not require future cash outlays. A summary of the restructuring reserve at December 31, 2001, is as follows:

                                                                    RESERVE
                                                                  BALANCE AT
                                                               DECEMBER 31, 2001
                                      INITIAL       AMOUNTS       (INCLUDING
                                      RESERVE     CHARGED TO      NONCURRENT
                                      BALANCE     THE RESERVE      PORTION)
                                      -------     -----------  -----------------
                                                 (IN THOUSANDS)
Severance and related contractual
    obligations ...................   $ 3,304        (1,553)        $1,751

Lease obligations .................     9,070        (1,479)         7,591

Property and equipment ............     1,190        (1,190)            --
                                      -------        ------         ------
    Total .........................   $13,564        (4,222)        $9,342
                                      =======        ======         ======

The Company estimates that $5.2 million of the remaining reserve at December 31, 2001 will be paid during 2002, and the balance of $4.1 million will be paid in future years.

                          LEXENT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8. NOTES PAYABLE AND OTHER FINANCING ARRANGEMENTS

         In November 2000, the Company completed a $50 million bank credit facility with five banks to be used for general corporate purposes including working capital and potential acquisitions. During 2001, the $2.0 million loan outstanding was repaid and the credit facility was terminated.

         At December 31, 2001 and 2000, the Company had $1.0 million and $2.4 million, respectively, of installment loans payable, primarily related to its fleet of vehicles. Of those amounts, $0.6 million and $1.0 million, respectively, were classified as current, with the balance classified as noncurrent. The loans bear interest at rates ranging between 0.9% and 11.3%, have terms averaging three years, and are collateralized by the vehicles.

         At December 31, 2001 and 2000, the balance of a subordinated note payable to a stockholder was $3.6 million and $5.1 million, respectively - see
Note 9.

         The  following  are  the  maturities  of  long-term   debt   (excluding
capitalized lease obligations - see Note 16) for the next five years:

         MATURITY                                                AMOUNT
         --------                                                ------
                                                             (IN THOUSANDS)
         2002 ................................................   $2,215
         2003 ................................................    1,880
         2004 ................................................      491
                                                                 ------
         Total ...............................................   $4,586
                                                                 ======

9. RELATED PARTY TRANSACTIONS

         On January 1, 1997, the Company repurchased common shares owned by a stockholder and issued a subordinated promissory note in the amount of $10.2 million. The note bears interest at the rate of 6%. As of December 31, 2001 and 2000, the outstanding principal balance of the note was $3.6 million and $5.1 million, respectively, of which $1.6 million is classified as current at both dates, and the balance is classified as noncurrent. The note is subordinated to all senior debt. The note is payable in quarterly installments of $0.4 million plus accrued interest starting October 1, 1998, with the final payment due on January 1, 2004.

         As of December 31, 1999, the Company had outstanding subordinated promissory notes payable to its two principal common stockholders in the aggregate amount of $0.4 million, which were classified as noncurrent. The notes bore interest at 6% and were subordinated to all senior debt. On August 31, 2000, the Company repaid those notes to its two principal common stockholders.

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

         The Company leases a building for office and warehouse purposes in New York City and a warehouse building in South Plainfield, NJ from entities owned by its two principal common stockholders and another common stockholder. Annual rentals for office and warehouse premises in New York City are $0.3 million for calendar years 1998 through 2001, and $0.4 million for calendar year 2002. Annual rentals for office and warehouse premises in South Plainfield, NJ are $0.1 million for the twelve-month periods April through March, commencing April 1998 through March 2008.

                          LEXENT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         On May 1, 2000, the Company entered into a ten-year lease for a garage and warehouse facility in Long Island City, New York. The lease payments are $0.6 million per year commencing May 1, 2000 through April 2010. The facility is leased from an entity that is owned by the Company's two principal common stockholders.

         During 1999, the Company purchased services for total costs of $1.4 million from Metro Design Systems, Inc. ("MDS"), an entity which was owned by three of the Company's then principal common stockholders and a director of the Company. In September 1999, the Company acquired the property and equipment, trade name, and goodwill of MDS for a purchase price of $0.2 million, which was paid in cash. As of December 31 1999, amounts payable by the Company to MDS amounted to $0.2 million, which was paid in 2000.

         On July 20, 1998, the Company agreed to provide a former officer, who is currently a common stockholder with lifetime medical, dental and life insurance benefits, and also, while he remains a common stockholder, a new automobile every three years and an office at his primary residence. Costs for such benefits are charged to expense as incurred, and amounted to $34,000, $33,000 and $45,000 for 2001, 2000 and 1999, respectively. In addition, such former officer provided consulting services pursuant to an agreement with the Company for the period December 1, 2000 through November 30, 2001 for a fee of $83,000.

         Walter C. Teagle III, a director and currently Executive Vice President, was on leave from his employment duties during the period February 2001 through December 2001. He performed various services for the Company while on leave. He received $183,500 during 2001.

         The Company has agreed to pay its founder an annual pension for life, which amounted to $75,000 for 2001, 2000 and 1999, respectively. The annual pension amount has been increased to $100,000 effective March 1, 2002.

         Interest expense incurred by the Company to related parties during the years 2001, 2000, and 1999 amounted to $0.2 million, $0.4 million, $0.5 million, respectively. Accrued interest payable to related parties as of December 31, 2001, 2000 and 1999 was $0.1 million for all three years, respectively.

10. REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On July 23, 1998, the Company sold 5,538,458 shares of redeemable convertible preferred stock for proceeds of $11.5 million. The preferred stock was entitled to cumulative dividends at the rate of 6% per annum. At the option of the holders, dividends may be paid in the form of additional preferred stock or in cash. For 2000 and 1999, dividends were accrued as additional preferred stock in the amounts of $0.4 million and $0.7 million, respectively, offset by a charge to retained earnings (accumulated deficit). Upon completion of the Company's public offering of common stock on August 2, 2000, preferred dividends accrued from January 1, 1999 through August 2, 2000 of $1.1 million were paid in cash. On August 2, 2000, all outstanding shares of preferred stock were converted into 9,814,624 shares of common stock.

11. STOCKHOLDERS' EQUITY

         On July 31, 2000, the Company filed a Second Amended and Restated Certificate of Incorporation which increased the shares of authorized common stock from 50,000,000 to 120,000,000 shares and authorized the issuance of up to 5,000,000 shares of preferred stock, the terms of which are set at the discretion of the Board of Directors.

         On August 2, 2000, the Company completed an initial public offering of 6,900,000 shares of its common stock at a price of $15.00 per share. The Company received net proceeds of $96.3 million after underwriting discounts and before expenses of the offering.

                          LEXENT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. STOCK-BASED COMPENSATION PLANS

STOCK OPTIONS AND AWARDS

         In 2000, the Company adopted a Stock Option and Restricted Stock Purchase Plan, pursuant to which up to 8,700,000 common shares are available for option grants. In May 2001, at the annual stockholders meeting, the number of shares allocated to the stock option plan was increased to 9,900,000 common shares. Stock options granted under the plan may be incentive stock options or nonqualified stock options and are exercisable for up to ten years following the date of grant. Vesting provisions are determined by the Board of Directors on a case by case basis. Options granted become exercisable over periods ranging from immediately to up to four years after the date of grant.

         On September 24, 2001, pursuant to an offer by the Company to exchange outstanding options with exercise prices of $13.50 or higher for new options, a total of 1,743,700 options were tendered and were canceled. On March 25, 2002, the Company will grant new options to optionees still employed at that date equal to the number of options previously tendered by each optionee. The exercise price of the new options will be the closing market price on March 25, 2002, and the new options will vest as if the tendered options had not been canceled.

         Stock option transactions are summarized in the following table:

                                                 NUMBER OF    WEIGHTED AVERAGE
                                                   SHARES      EXERCISE PRICE
                                                 ----------        ------
         Outstanding at December 31, 1999 ....    3,572,250        $ 2.35
           Granted ...........................    4,758,850        $12.53
           Exercised .........................   (1,075,000)       $ 3.38
           Canceled or expired ...............     (194,125)       $ 9.52
                                                 ----------
         Outstanding at December 31, 2000 ....    7,061,975        $ 8.87
           Granted ...........................      539,850        $13.53
           Exercised .........................     (528,070)       $ 0.48
           Canceled or expired ...............   (3,155,194)       $15.82
                                                 ----------
         Outstanding at December 31, 2001 ....    3,918,561        $ 5.55
                                                 ==========

         The following table summarizes options outstanding and exercisable at December 31, 2001:

                            OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                    -----------------------------------   ---------------------
                                    WEIGHTED    WEIGHTED               WEIGHTED
   RANGE OF                          AVERAGE     AVERAGE                AVERAGE
   EXERCISE            NUMBER       REMAINING   EXERCISE    NUMBER     EXERCISE
    PRICES          OUTSTANDING        LIFE       PRICE   EXERCISABLE    PRICE
---------------     ----------      ---------   -------   -----------  --------
$ 0.33 - $ 0.49      1,107,587         7.0       $ 0.47      628,374    $ 0.47
         $ 1.01        163,218         7.7       $ 1.01       79,957    $ 1.01
$ 2.60 - $ 3.71         77,467         9.1       $ 3.39       11,667    $ 3.00
$ 5.00 - $ 7.33      2,244,500         8.1       $ 6.70    1,107,194    $ 6.69
$ 7.60 - $10.00         75,000         9.0       $ 8.80       25,782    $10.00
$15.00 - $16.38         94,289         8.5       $15.17       32,107    $15.11
$23.25 - $30.00        156,500         9.0       $23.49       61,335    $23.70
                     ---------                             ---------
                     3,918,561                   $ 5.55    1,946,416    $ 5.15
                     =========                             =========

         The following table summarizes options outstanding and exercisable at December 31, 2000:

                          LEXENT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                            OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                    -----------------------------------   ---------------------
                                    WEIGHTED    WEIGHTED               WEIGHTED
   RANGE OF                          AVERAGE     AVERAGE                AVERAGE
   EXERCISE            NUMBER       REMAINING   EXERCISE    NUMBER     EXERCISE
    PRICES          OUTSTANDING        LIFE       PRICE   EXERCISABLE    PRICE
---------------     ----------      ---------   -------   -----------  --------
$ 0.33 - $ 1.01      1,853,875          8.1      $ 0.53      664,902    $ 0.50
$ 6.67 - $10.00      2,274,000          9.0      $ 6.76      488,649    $ 6.85
$12.00 - $17.13      2,654,100          9.5      $14.62      279,177    $13.99
$19.38 - $28.38        159,100          9.8      $24.85           --        --
$29.13 - $30.00        120,900          9.7      $29.20        2,334    $30.00
                     ---------                             ---------
                     7,061,975                   $ 8.87    1,435,062    $ 5.34
                     =========                             =========

         The following table summarizes options outstanding and exercisable at December 31, 1999:

                            OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                    -----------------------------------   ---------------------
                                    WEIGHTED    WEIGHTED               WEIGHTED
   RANGE OF                          AVERAGE     AVERAGE                AVERAGE
   EXERCISE            NUMBER       REMAINING   EXERCISE    NUMBER     EXERCISE
    PRICES          OUTSTANDING        LIFE       PRICE   EXERCISABLE    PRICE
---------------     ----------      ---------   -------   -----------  --------
$0.33 - $1.01        2,522,250          9.1      $ 0.56      565,625    $ 0.50
$        6.67        1,050,000         10.0      $ 6.67      300,000    $ 6.67
                     ---------                               -------
                     3,572,250                   $ 2.36      865,625    $ 2.64
                     =========                               =======

         During 2000, the Company issued rights to purchase 352,500 shares of restricted stock at $6.67 per share, all of which were exercised.

         For certain options and restricted stock granted in 1999 and the first quarter of 2000, the exercise or sale prices were determined by the Board of Directors at dates of grant to be equal to the fair value of the underlying stock, however, such exercise or sale prices were subsequently determined to be lower than the deemed fair values for financial reporting purposes of the underlying common stock on the date of grant. Deferred stock-based compensation also includes the fair value at grant date of options granted to non-employees. Deferred stock-based compensation of $1.3 million, $41.7 million, and $9.3 million was recorded in 2001, 2000 and 1999, respectively, in connection with stock options granted and restricted stock issued during those periods. To the extent that unvested options are forfeited, previously recorded deferred stock-based compensation is reversed. In 2001, $1.3 million was reversed for unvested options which were forfeited, and $7.6 million was reversed with respect to an optionee whose status was changed from employee to consultant on April 1, 2001. The latter's unvested options were remeasured at their current fair value of $1.3 million on April 1, 2001, and that amount was charged to deferred stock-based compensation. Amortization of deferred stock-based compensation was $6.1 million, $26.2 million, and $2.2 million for 2001, 2000, and 1999, respectively. Deferred tax assets were recorded in connection with amortization of stock-based compensation expense related to nonqualified options in the amounts of $1.4 million, $8.1 million, and $0.8 million in 2001, 2000, and 1999, respectively. See Note 13.

EMPLOYEE STOCK PURCHASE PLAN

         On August 1, 2001, the Company established an employee stock purchase plan ("ESPP") through which employees may purchase shares of common stock through payroll deductions. The price paid by an employee is 85% of the lesser of the market value on the offering date or the last day of the purchase period. There are two 6-month purchase periods in each year, commencing August 1, 2001. The market value on the first offering date (August 1, 2001) was $5.38 per share. Employees may purchase up to 1,000 shares in each purchase period. Under

                          LEXENT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


the ESPP, 2,500,000 shares were authorized and available for issuance. At December 31, 2001, 53,771 shares were issuable to employees based on payroll deductions of $0.2 million through that date.

PRO FORMA DISCLOSURE

         In accordance with APB 25, compensation expense is not recorded for options granted to employees or directors unless the exercise price is lower than the market value of the underlying stock at grant date, and compensation expense is not recognized in connection with the ESPP. Had compensation expense been recognized based on the fair value of options at grant dates as determined under the Black-Scholes option pricing model, pro forma net loss for 2001 would have increased, and pro forma net income for 2000 and 1999 would have decreased by approximately $1.3 million, $2.4 million and $0.2 million, respectively. In making that calculation, the following assumptions were used:

         STOCK OPTIONS

                                                    2001       2000       1999
                                                   ------     ------     ------
               Expected volatility factor:
                  Pre IPO .....................      n/a          0%         0%
                  Post IPO ....................       66%        66%
               Risk free interest rate ........      4.6%      6.27%      6.04%
               Expected life ..................  4 years    4 years    4 years
               Expected dividend rate .........        0%         0%         0%
               Weighted average fair value:
                  Pre IPO .....................              $ 2.10     $ 0.55
                  Post IPO ....................              $ 9.19
                  Average .....................    $ 7.29    $ 5.20     $ 0.55
               Weighted average grant price:
                  Pre IPO .....................              $ 9.32     $ 2.60
                  Post IPO ....................              $16.66
                  Average .....................    $13.53    $12.53     $ 2.60

         ESPP


                                                   2001
                                                  ------
               Expected volatility factor .....       66%
               Weighted average fair value ....   $ 5.38
               Weighted average grant price ...   $ 4.57

         For purposes of pro forma disclosures, the estimated fair value of stock options at grant date is amortized to pro forma expense over the vesting period. Pro forma information for the years 2001, 2000 and 1999 is as follows:

                          LEXENT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                  2001        2000      1999
                                                --------     ------    ------
                                                         (IN THOUSANDS,
                                                   EXCEPT PER SHARE AMOUNTS)
         Net income (loss):
            As reported ....................    $(19,260)    $8,576    $7,952
            Pro forma ......................     (20,598)    $6,138    $7,759
         Basic and diluted net income
           per share as reported:
            Basic ..........................    $  (0.46)    $ 0.27    $ 0.32
            Diluted ........................    $  (0.46)    $ 0.22    $ 0.24
         Basic and diluted pro forma net
           income per share:
            Basic ..........................    $  (0.50)    $ 0.19    $ 0.24
            Diluted ........................    $  (0.50)    $ 0.16    $ 0.23

13. INCOME TAXES

         The Company files a consolidated federal income tax return with its subsidiaries. The income tax provision (benefit) consists of:

                                                          DECEMBER 31,
                                                  2001        2000       1999
                                                --------     ------     ------
                                                         (IN THOUSANDS)
         Current:
            Federal ........................    $     --     $17,345    $7,950
            State and local ................          --       4,327     2,360
         Deferred provision (benefit) ......     (13,856)     (8,968)   (3,179)
                                                --------     -------    ------
         Income tax provision (benefit) ....    $(13,856)    $12,704    $7,131
                                                ========     =======    ======

         The components of deferred tax assets and liabilities are as follows:

                                                            DECEMBER 31,
                                                          2001      2000
                                                        -------   -------
                                                          (IN THOUSANDS)
         Deferred tax assets related to:

           Net operating loss .......................   $ 8,061   $    --
           Allowance for uncollectible amounts ......     6,929     2,742
           Amortization of deferred stock-based
             compensation related to nonqualified
             options ................................     9,794     8,387
           Deferred costs on uncompleted projects ...       185     1,076
           Other reserves ...........................     1,595       527

           Accrued liabilities ......................        33        48
                                                        -------   -------
               Total deferred tax assets ............    26,597    12,780
         Deferred tax liability:
           Depreciation and amortization ............       970       421
                                                        -------   -------
         Net deferred tax asset .....................   $25,627   $12,359
                                                        =======   =======

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. Generally accepted accounting principles provide that for a deferred tax asset recognized in connection with stock-based compensation, a valuation allowance may not

                          LEXENT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


be established solely based on a subsequent decline in the market price of the stock. Therefore, the Company's assessment of realizability is based on the level of historical taxable income (loss) and projections of future taxable income. Accordingly, management believes it is more likely than not that the deferred tax assets will be realized and no valuation allowance was established during 2001 and 2000. Realization of $9.8 million of deferred tax assets depends upon the market price of the Company's common stock at the time certain nonqualified stock options are exercised. To the extent that such options expire unexercised or are exercised at a time when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the date the options were granted ($22.80 per share), a portion or all of such deferred tax assets would not be realized and such portion would be charged to expense

         A  reconciliation   of  the  statutory  federal  income  tax  provision
(benefit) rate to the Company's tax provision (benefit) is as follows:

                                                       2001      2000     1999
                                                      ------    ------   ------
Federal statutory rate applied to pre-tax income ...   (35.0)%    35.0%    35.0%
State and local taxes, net of federal benefit ......    (9.3)      9.5     10.4
Tax effect of non-deductible items .................     2.3      15.2      1.9
                                                      ------    ------   ------
Total tax provision (benefit) ......................   (42.0)%    59.7%    47.3%
                                                      ======    ======   ======

14. RETIREMENT PLANS AND 401K SAVINGS PLAN

         Effective January 1, 1999, the Company adopted a 401(k) savings plan covering all employees who are not subject to collective bargaining agreements. Each covered employee is eligible to become a participant, and may contribute up to 15% of salary on a tax-deferred basis. The Company contributes 3% of each covered employee's salary up to the maximum annual amount permitted by IRS regulations. The Company's contributions vest ratably over the employees' first five years of service. For 2001, 2000 and 1999, $0.9 million, $0.6 million and $0.2 million, respectively, was charged to expense for the 401(k) plan.

15. CONTINGENCIES

         From time to time, the Company is involved in various suits and legal proceedings which arise in the ordinary course of business. Several employment related lawsuits or administrative complaints have been filed alleging wrongful termination, breach of contract or employment discrimination. There was also a class action suit filed in October 2001 against the Company, certain of its senior executive and its underwriters, alleging violation of the Securities law in connection with the initial public offering. The Company believes that these claims are without merit and is vigorously defending its position. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or results of operations, although the ultimate outcome of these matters cannot be determined at this time.

16. LEASE COMMITMENTS

         The Company leases equipment, motor vehicles and real estate (including real estate leased from related parties referred to in Note 9) under leases accounted for as operating leases with terms ranging from one to ten years. Total rent expense for operating leases was $7.8 million, $4.4 million, and $1.6 million for 2001, 2000 and 1999, respectively.

         Future minimum lease payments under operating leases as of December 31, 2001 are as follows:

                          LEXENT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                 AMOUNT
                                                             --------------
                                                             (IN THOUSANDS)
         2002 ................................................  $ 7,832
         2003 ................................................    5,793
         2004 ................................................    3,882
         2005 ................................................    2,783
         2006 ................................................    1,703
         After 2006 ..........................................    5,979
                                                                -------
         Total ...............................................  $27,972
                                                                =======

         The Company has also leased equipment under capitalized leases. As of December 31, 2001 and 2000, assets recorded under capitalized leases were $2.5 million and $2.4 million, respectively, accumulated amortization was $1.4 million and $0.7 million, respectively, and the total liability recorded under such capitalized leases was $1.0 million and $1.3 million, respectively. The weighted average interest rate for capitalized leases is 6.9% and 6.7%, respectively. Following are minimum lease payments under capitalized leases and the present value of the net minimum lease payments as of December 31, 2001:

                                                                AMOUNT
                                                            --------------
                                                            (IN THOUSANDS)
         2002 ...............................................  $   756
         2003 ...............................................      290
         2004 ...............................................       10
                                                               -------
         Total minimum lease payments .......................    1,056
         Less: amount representing interest .................      (49)
                                                               -------
         Present value of net minimum lease payments ........    1,007
                                                               =======

17. CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and trade receivables. Cash balances may at times, exceed amounts covered by FDIC insurance. The Company believes it mitigates its risk by depositing cash balances with high quality financial institutions that it believes are financially sound. Recoverability is dependent upon the performance of the institution. The Company's cash equivalents are diversified and consist primarily of investment grade securities with original maturities of three months or less. Investments are made in obligations of high-quality financial institutions, government and government agencies and corporations, thereby reducing credit risk concentrations. Interest rate fluctuations impact the carrying value of the portfolio.

         Trade receivables are primarily short-term receivables from telecommunications companies and general contractor companies. To attempt to reduce credit risk, the Company performs credit evaluations of its customers but does not generally require collateral and, therefore, the majority of its trade receivables are unsecured. Credit risk is affected by conditions within the economy. The Company establishes an allowance for doubtful accounts based upon its evaluation of factors surrounding the credit risk of specific customers, historical trends, and other information.

         For 2001, the Company had revenues from two separate customers which comprised 23% and 16%, respectively, of the Company's total revenues. At December 31, 2001, accounts receivable from these customers totaled $0.9 million and $10.9 million, respectively. For 2000, the Company had revenues from one customer, which comprised 25% of the Company's total revenues. At December 31, 2000, accounts receivable from this

                          LEXENT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


customer totaled $2.1 million. For the year 1999, the Company had revenues from two separate customers, which comprised 26% and 13%, respectively, of the Company's total revenues. If in any period there are adverse developments in the financial condition of customers, the provision for doubtful accounts could be significantly increased. The amounts of the Company's receivables which will ultimately be collected from each customer may differ from the Company's estimates, in which event the provision for doubtful accounts could also be significantly increased.

18. UNAUDITED QUARTERLY FINANCIAL DATA

                                               MAR. 31,   JUNE 30,  SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,  SEPT. 30,   DEC. 31,
                                                2000        2000       2000       2000       2001       2001       2001       2001
                                              --------    -------    -------    -------    -------    -------    -------    -------
                                                                                  (IN THOUSANDS)
Statement of Operations Data:
   Revenues ...............................   $ 56,210    $65,027    $82,412    $92,344    $72,105    $67,044    $49,189    $52,240
   Cost of revenues .......................     42,149     47,898     61,030     71,677     58,663     52,199     40,938     43,201
   General and administrative
   expenses ...............................      3,521      5,440      5,712      5,667      6,432      5,877      4,366      3,562
   Depreciation and amortization ..........        658        789        892      1,289      1,311      1,440      1,527      1,525
   Non-cash stock-based
      compensation ........................     19,427      2,244      2,244      2,244      2,244      1,287      1,269      1,258
   Provision for doubtful accounts ........        590        494        632        835     15,775      7,709        475      8,327
   Restructuring charges ..................         --         --         --         --      5,946         --         --      7,618
                                              --------    -------    -------    -------    -------    -------    -------    -------
   Operating income (loss) ................    (10,135)     8,162     11,902     10,632    (18,266)    (1,468)       614    (13,251)
   Interest expense .......................        391        343        283        235        284        172        253        368
   Interest income ........................         --         (3)      (877)    (1,076)      (799)      (541)      (575)      (419)
   Other expense (income), net ............        (10)         7         (6)        (6)       393        126        (72)     1,555
                                              --------    -------    -------    -------    -------    -------    -------    -------
   Income (loss) before income
     taxes ................................    (10,516)     7,815     12,502     11,479    (18,144)    (1,225)     1,008    (14,755)
Provision for (benefit from)
      income taxes ........................     (1,611)     3,605      5,762      4,948     (8,202)      (117)       714     (6,251)
                                              --------    -------    -------    -------    -------    -------    -------    -------
   Net income (loss) ......................   $ (8,905)   $ 4,210    $ 6,740    $ 6,531    $(9,942)   $(1,108)   $   294    $(8,504)
                                              ========    =======    =======    =======    =======    =======    =======    =======
NET  INCOME (LOSS) PER SHARE:
   Basic ..................................   $  (0.39)   $  0.17    $  0.19    $  0.16    $ (0.24)   $ (0.03)   $  0.01    $ (0.20)
                                              ========    =======    =======    =======    =======    =======    =======    =======
   Diluted ................................   $  (0.39)   $  0.12    $  0.16    $  0.15    $ (0.24)   $ (0.03)   $  0.01    $ (0.20)
                                              ========    =======    =======    =======    =======    =======    =======    =======