Form 10-Q
period 2002-03-31
LEXENT INC
filed 2002-05-10
CIK 1105503

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2002.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURI-TIES EXCHANGE ACT OF 1934



                        Commission File Number 000-31105

                                   LEXENT INC.
             (Exact name of registrant as specified in its charter)

            Delaware                               13-3990223
-------------------------------------------------------------------------
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

     Three New York Plaza
     New York, New York                             10004
-------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 41,798,616 shares outstanding as of May 9, 2002.

LEXENT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                                                   Page No.
                                                                                                   --------
PART I.         FINANCIAL INFORMATION

ITEM 1.    Financial Statements
              Condensed Consolidated Balance Sheets as of March 31, 2002
              (unaudited) and December 31, 2001                                                           3

              Condensed Consolidated Statements of Operations (unaudited) for
              the Three Months Ended March 31, 2002 and March 31, 2001                                    4

              Condensed Consolidated Statements of Cash Flows (unaudited) for the
              the Three Months Ended March 31, 2002 and March 31, 2001                                    5

              Notes to Condensed Consolidated Financial Statements                                     6-10

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                 11-13

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk                                    13

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                                             14

ITEM 6.    Exhibits and Reports on Form 8-K                                                              14

SIGNATURES                                                                                               15

                          PART I. FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                          LEXENT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

                                                           March 31,   December 31,
                                                             2002         2001
                                                             ----         ----
                               Assets:                   (unaudited)
Current Assets:
   Cash and cash equivalents                             $  82,294      $  75,839
   Available-for-sale securities                               419          4,932
   Receivables, net                                         34,441         41,171
   Prepaid expenses and other current assets                 5,833          5,220
   Deferred tax asset, net                                  23,425         25,627
                                                         ---------      ---------
        Total current assets                               146,412        152,789

Property and equipment, net                                 11,594         12,896
Other assets                                                 2,427          2,830
                                                         ---------      ---------
       Total assets                                      $ 160,433      $ 168,515
                                                         =========      =========

            Liabilities and Stockholders' Equity:
Current liabilities:
   Accounts payable                                      $   6,929      $   6,751
   Accrued liabilities                                      10,756         13,635
   Billings in excess of costs and estimated
     earnings on uncompleted projects                        1,238            474
   Subordinated note payable to stockholder                  1,582          1,582
   Equipment and capital lease obligations                   1,169          1,351
                                                         ---------      ---------
        Total current liabilities                           21,674         23,793

Subordinated note payable to stockholder                     1,582          1,978
Accrued liabilities - noncurrent                             4,254          4,093
Equipment and capital lease obligations                        443            682
                                                         ---------      ---------
    Total liabilities                                       27,953         30,546
                                                         ---------      ---------


Stockholders' equity:
   Common stock, $.001 par value, 120,000,000
     shares authorized, 41,740,251 and
     41,612,372 shares outstanding at 2002
     and 2001, respectively                                     42             42
   Additional paid-in capital                              155,606        158,986
   Deferred stock-based compensation                        (4,405)        (9,085)
   Accumulated other comprehensive income                        -             60
   Accumulated deficit                                     (18,763)       (12,034)
                                                         ----------     ----------
       Total stockholders' equity                          132,480        137,969
                                                         ---------      ---------
       Total liabilities and stockholders' equity        $ 160,433      $ 168,515
                                                         =========      =========




 See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                               For the Three Months Ended March 31,
                                                     2002               2001
                                                     ----               ----
Revenues                                           $ 31,313          $  72,105
Cost of revenues                                     29,435             58,663
General and administrative expenses                   4,195              6,432
Depreciation and amortization                         1,289              1,311
Non-cash stock-based compensation*                    1,021              2,244
Provision for doubtful accounts*                        237             15,775
Restructuring charges                                 1,441              5,946
                                                   --------          ---------
Operating loss                                       (6,305)           (18,266)
Interest expense                                         76                284
Interest income                                        (359)              (799)
Other expense, net                                    1,408                393
                                                   --------          ---------
Loss before income taxes                             (7,430)           (18,144)
Income tax benefit                                     (701)            (8,202)
                                                   --------          --------
Net loss                                           $ (6,729)         $  (9,942)
                                                   ========          =========

Net loss per share:
  Basic and diluted                                $  (0.16)         $   (0.24)
                                                   ========          =========

Weighted average common shares outstanding:
  Basic and diluted                                  41,699             41,189
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

                          LEXENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                                      2002            2001
                                                                                      ----            ----
Cash flows from operating activities:
 Net loss                                                                         $ (6,729)       $  (9,942)
 Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Restructuring charges                                                           1,441            5,946
     Depreciation and amortization                                                   1,289            1,311
     Provision for uncollectible accounts                                              237           15,775
     Loss (gain) on investment/disposition of assets                                 1,408               (3)
     Non-cash stock-based compensation                                               1,021            2,244
     Provision for deferred tax benefits                                             2,253           (8,202)
   Changes in working capital items:
     Receivables                                                                     6,493           (2,212)
     Prepaid expenses and other current assets                                         632              (97)
     Other assets                                                                      403              122
     Accounts payable                                                                  178            1,671
     Accrued liabilities                                                            (3,856)          (7,054)
     Income taxes payable and prepaid taxes                                         (1,245)          (7,510)
     Billings in excess of costs and estimated earnings on                             764           (1,764)
       uncompleted projects                                                       --------          -------
           Net cash provided by (used in) operating activities                       4,289           (9,715)
                                                                                  --------          --------
Cash flows from investing activities:
 Capital expenditures, net of equipment loans and capital
   leases                                                                             (300)          (2,627)
 Investments in securities                                                           3,003           (1,655)
                                                                                  --------        ----------
           Net cash provided by (used in) investing activities                       2,703           (4,282)
                                                                                  --------        ----------
Cash flows from financing activities:
 Exercise of stock options and stock purchase plan                                     279               91
 Repayment of subordinated note payable to stockholder                                (396)            (396)
 Repayments of equipment loans and capital leases                                     (420)            (401)
                                                                                  ---------       ----------
        Net cash used in financing activities                                         (537)            (706)
                                                                                  ---------       ----------
Net increase (decrease) in cash and cash equivalents                                 6,455          (14,703)
Cash and cash equivalents at beginning of period                                    75,839           63,690
                                                                                  --------        ---------
Cash and cash equivalents at end of period                                        $ 82,294        $  48,987
                                                                                  ========        =========

Supplemental cash flow information:
 Cash paid for:
  Interest                                                                        $     83        $     237
  Income and franchise taxes                                                            96            7,510
Supplemental disclosures of noncash investing and financing activities:
 Property and equipment additions financed by capital leases                      $      -        $      74


See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (unaudited)

         The condensed consolidated financial statements of Lexent Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at March 31, 2002 and the results of its operations and cash flows for the periods ended March 31, 2002 and March 31, 2001. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002.

1.   Net Loss Per Share

         Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of other securities by including in the weighted average number of common shares outstanding for each period the dilutive effect of stock options and shares issuable under the employee stock purchase plan. Details of the calculations are as follows:

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (unaudited)

                                                                  Three Months Ended March 31,
                                                                2002                     2001
                                                                ----                     ----
                                                            (in thousands, except per share amounts)
     Net loss per share-basic:
     Net loss..........................................      $ (6,729)                 $ (9,942)
                                                             ========                  ========
     Weighted average shares-basic.....................        41,699                    41,189
                                                             ========                  ========
     Net loss per share-basic..........................      $  (0.16)                 $  (0.24)
                                                             ========                  ========

     Net loss per share-diluted:
     Net loss..........................................      $ (6,729)                 $ (9,942)
                                                             ========                  ========
     Weighted average shares-basic.....................        41,699                    41,189
     Dilutive effect of stock options..................         1,121                     1,301
     Dilutive effect of employee stock purchase plan...             4                         -
                                                             --------                  --------
     Weighted average shares-diluted...................        42,824                    42,490
                                                            =========                  ========
     Net loss per share-diluted........................             *                         *

* Inclusion of common stock equivalent shares would result in an anti-dilutive net loss per share. As a result, the computation for diluted loss per share is not presented.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (unaudited)

2.    RECEIVABLES, NET

                                                                    March 31,          December 31,
                                                                      2002                2001
                                                                      ----                ----
                                                                           (in thousands)
   Accounts receivable - billed to customers..............        $   36,685          $   42,237
   Unbilled receivables on completed projects accounted
        for under the completed contract method...........             1,461               3,734
   Costs and estimated earnings in excess of billings on
        projects accounted for under the percentage-of-
        completion method..................................            5,745               2,852
   Unbilled receivables on cost-plus contracts.............            1,469               4,793
   Costs of uncompleted projects accounted for under the
        completed contract method..........................            2,461               2,457
   Retainage...............................................              725                 736
                                                                 -----------          ----------
                                                                      48,546              56,809
   Less allowance for uncollectible amounts...............           (14,105)            (15,638)
                                                                 -----------          ----------
                                                                 $    34,441          $   41,171
                                                                 ===========          ==========

         The amounts written off against the allowance for the three months ended March 31, 2002 and 2001 were $1.7 million and $1.5 million, respectively.

         Amounts retained by customers related to projects that are progress-billed may be outstanding for periods that exceed one year.

3.   INVESTMENTS

         Available-for-sale securities at December 31, 2001 represented the market value at that date of publicly traded shares of common stock received from a customer in October 2001 in partial settlement of a receivable. Realization of the carrying value of such shares depends on the market price on the date the shares are sold. The Company is exposed to the risk of market loss with respect to such shares. One half of such shares could be sold on or after January 2, 2002 and the other half on or after April 2, 2002. The Company sold half of the shares during January 2002 for a net gain of $0.6 million. With respect to the other half of such shares, a net loss of $2.0 million was accrued as a permanent impairment as of March 31, 2002. See Note 11. Net gains and losses on investments are included in "Other expense, net."

4.   ACCUMULATED OTHER COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income," requires that financial statements report comprehensive income and its components. Comprehensive income includes, among other things, net income (loss) and unrealized gains and losses from investments in available-for-sale securities, net of income tax effect.

         Changes in the components of accumulated other comprehensive income for first quarter of 2002 is as follows:

                                          Unrealized gain on   Accumulated other
                                          available-for-sale  comprehensive income
                                              securities
                                                     (in thousands)
         Balance, December 31, 2001.....     $       60         $       60
         Change for first quarter 2002..            (60)               (60)
                                             ----------         ----------
         Balance, January 31, 2002......     $        -         $        -
                                             ==========         ==========

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (unaudited)

5.   EMPLOYEE STOCK PURCHASE PLAN

         In August 2001, the Company established an employee stock purchase plan ("ESPP") through which employees may purchase shares of common stock through payroll deductions. The price paid by an employee is 85% of the lesser of the market value on the offering date or the last day of each purchase period. There are two 6-month purchase periods in each year, commencing August 1, 2001. The market value was $5.38 per share on the first offering date (August 1, 2001) and $5.85 per share on the second offering date (February 1, 2002). Employees may purchase up to 1,000 shares in each purchase period. Under the ESPP, 2,500,000 shares were authorized and available for issuance. At the end of the first purchase period (January 31, 2002), 49,791 shares were issued at a purchase price of $4.57. At March 31, 2002, 20,733 shares are issuable to employees based on payroll deductions of $0.1 million through that date.

6.   RELATED PARTY TRANSACTIONS

         During January 2002, the Company repaid $0.4 million plus accrued interest on a subordinated note payable to a common stockholder.

         The Company leases a building for office and warehouse purposes in New York City and a warehouse building in South Plainfield, NJ from entities owned by its two principal common stockholders and another common stockholder. Rent expense for these premises totaled $0.1 million for the three months ended March 31, 2002.

         In May 2000, the Company entered into a ten-year lease for a garage and warehouse facility in Long Island City, New York. The lease payments totaled $0.2 million for the three months ended March 31, 2002. The facility is leased from an entity owned by the Company's two principal common stockholders.

7.   CONTINGENCIES

         From time to time, the Company is involved in various suits and legal proceedings, which arise in the ordinary course of business. Included in these proceedings are several employment related lawsuits or administrative complaints that have been filed alleging wrongful termination, breach of contract or employment discrimination. There was also a class action suit filed in October 2001 against the Company, certain of its senior executive and its underwriters, alleging violation of the Securities law in connection with the initial public offering. The Company believes that these claims are without merit and is vigorously defending its position. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or results of operations, although the ultimate outcome of these matters cannot be determined at this time.

         The Company has been served with a complaint by three electrical contractors alleging a conspiracy among certain contractors (including the Company) and the International Brotherhood of Electrical Workers, Local Union Number 3, AFL-CIO. The suit alleges violations of the federal Sherman Antitrust Act and state laws and claims that defendants exercise market power restricting the ability of plaintiffs, who employ workers from the Communications Workers of America, from performing telecommunications services work in the New York metropolitan area. As the Company has only recently been served, it is too early to assess the ultimate outcome of this complaint.

8.   STOCK OPTIONS AND AWARDS

         On September 24, 2001, pursuant to an offer by the Company to exchange outstanding options with exercise prices of $13.50 or higher for new options, a total of 1,743,700 options were tendered and were canceled. On March 25, 2002, the Company granted 1,343,425 new options to optionees who were still employed on that date. The exercise price of the new options was $3.03 based on the closing market price on March 25, 2002, and the new options will vest as if the tendered options had not been canceled.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (unaudited)

         In addition to the aforementioned, during the three months ended March 31, 2002, options to purchase 692,500 common shares were granted. As of March 31, 2002, options to purchase 5,573,239 common shares were outstanding.

         Deferred stock-based compensation is recorded for options and restricted stock grants for which the exercise or sale prices are lower than the deemed fair values for financial reporting purposes of the underlying common stock on the grant date. Deferred stock-based compensation also includes the fair value at grant date of options granted to non-employees and options which were remeasured to fair value on the date optionees' status was changed from employee to consultant. Deferred stock-based compensation is amortized to expense over the vesting term of the options. To the extent that unvested options are forfeited, the balance of unamortized deferred stock-based compensation is reversed.

         During the first quarter of 2002 and 2001, $0.1 million and $2.2 million, respectively, of deferred stock-based compensation was recorded. Also during the first quarter of 2002 and 2001, $3.8 million and $7.6 million, respectively, was reversed for unvested options which were forfeited.

         Amortization of deferred stock-based compensation was $1.0 million and $2.2 million for the first quarter of 2002 and 2001, respectively. Deferred tax benefits were recorded in the amounts of $0.1 million and $0.9 million for the first quarter of 2002 and 2001, respectively, in connection with amortization of deferred stock-based compensation for nonqualified options. With respect to such deferred tax benefits, to the extent that nonqualified options are forfeited or are exercised when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the grant date ($22.80 per share), a portion of such deferred tax benefits would not be realized and such portion may be charged to expense. During the first quarter of 2002, $2.2 million of deferred tax assets was charged to expense in connection with forfeited options.

9.   PROVISION FOR RESTRUCTURING CHARGES

         During the first quarter of 2001, the Company recorded $5.9 million of restructuring charges primarily in connection with the closing and/or scaling back of operations in regional offices. During the first quarter of 2002, the Company recorded $1.4 million in restructuring charges in connection with the closing of an office and a further reduction of the workforce. The restructuring charges in the first quarter of 2002 are comprised of $0.9 million of obligations under leases for the vacated premises and excess vehicles to be paid over various lease terms up to three years, $0.4 million of severance and related contractual obligations to be paid over various periods up to one year, and $0.2 million for writeoffs of property and equipment, which will not require future cash outlays.

           A summary of the restructuring reserve at March 31, 2002, is as follows:

                                 Reserve                                                    Reserve
                                Balance at            Restructuring                       Balance at
                             January 1, 2002       Charges Recorded in    Amounts       March 31, 2002
                          (including noncurrent     First Quarter of    Charged to   (including noncurrent
                                 portion)                2002           the Reserve         portion)
                                 --------                ----           -----------         --------
                                                             (in thousands)
Severance and related
  contractual obligations.       $1,751                $  360            $   (666)          $1,445
Lease obligations.........        7,591                   896                (957)           7,530
Property and equipment....            -                   185                (185)               -
                                 ------                ------            --------           ------
    Total.................       $9,342                $1,441            $ (1,808)          $8,975
                                 ======                ======            ========           ======

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (unaudited)


10.   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets," which became effective for the Company beginning January 1, 2002. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS 142 provides that intangible assets with finite lives must be amortized over their estimated useful life, and intangible assets with indefinite lives will not be amortized but will be evaluated annually for impairment. Adoption of SFAS 142 is not expected to have a material effect on the Company's results of operations or financial position.

         In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement defines the accounting and reporting for the impairment and disposal of long-lived assets and became effective for the Company on January 1, 2002. The Company does not expect this statement to have a material effect on its results of operations or financial position.

11.   SUBSEQUENT EVENT

         On April 2, 2002, the Company sold its remaining shares of common stock received from a customer in October 2001 in partial settlement of a receivable for a net loss of $2.0 million. That amount was accrued as a permanent impairment as of March 31, 2002 and recorded as a loss in "Other expense, net." See Note 3.

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         The following discussion and analysis provides information that should be read in conjunction with the historical condensed consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-Q.

OVERVIEW

         Lexent Inc. is an infrastructure services company, which designs, deploys and maintains telecommunications, electrical, life safety and other systems. We deliver a full spectrum of services including engineering, management, deployment and installation in local metropolitan markets. Our principal focus is to provide the expertise and resources our customers need to design, build, and operate their infrastructure systems. We generally offer our services 24 hours a day, seven (7) days a week.

         During our most recent three fiscal years, our customers included primarily competitive local exchange carriers, internet service providers and carriers' carriers. Given the current market conditions in the telecommunications industry, we have taken steps to broaden our customer base to include large enterprise customers, the real estate community and government entities and to diversify our service offerings to include systems integration, electrical contracting, installation of security systems, and other infrastructure services.

         For the quarter ended March 31, 2002, approximately 77% of our revenues was earned from services provided in the New York metropolitan region, including New York City, New Jersey, Long Island and Westchester. Our customers for the design and deployment of telecommunications networks include large, well established telecommunications carriers as well as smaller, early-stage telecommunications carriers. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. For the quarter ended March 31, 2002, we derived approximately 20% of our revenues from our largest customer and 17% of our revenues from our second largest customer. The volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may require a lesser amount of our services in a subsequent period. Several of our telecommunications-carrier customers who provided us with significant revenues in the past have experienced financial difficulties and have curtailed their capital expenditures. As a result, revenues from those customers have declined and we do not expect to continue to derive future revenue from those customers. We intend to derive other revenues by providing our services to new customers, but no assurance of our success in replacing those revenues can be given.

CRITICAL ACCOUNTING POLICIES

         Please refer to the description of our "Critical Accounting Policies" in the Management's Discussion and Analysis section of our Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001

         Revenues. Our revenues decreased by 57% to $31.3 million in the first quarter of 2002 from $72.1 million in the same period last year. The decrease in revenues was primarily a result of lower capital expenditures by several of our large telecommunications customers due to changing conditions in the telecommunications industry and the filing for bankruptcy by a number of our telecommunications customers during 2001. During 1999, we entered into an engineering, procurement and construction contract (the "EPC contract") with one of our largest customers, Level 3 Communications, under which we recorded approximately $4.6 million and $8.1 million of revenues for first quarter of 2002 and 2001, respectively. The EPC contract was completed for all markets except New York and Boston during 2001, and is expected to be fully completed during 2002, and accordingly, revenues from the EPC contract will be lower in 2002 than in 2001.

         Cost of revenues. Our cost of revenues represented 94% of revenues in the first quarter of 2002 compared with 81% of revenues in the same period last year. The increased percentage was due in part to fixed overhead costs which represented a higher percentage of a lower level of revenues, and in part to pricing pressure. We anticipate that pricing pressure will continue during 2002. Costs of approximately $3.8 million and $6.9 million were incurred during the first quarter of 2002 and 2001, respectively, in connection with the EPC contract.

         General and administrative expenses. Our general and administrative expenses decreased 35% to $4.2 million in the first quarter of 2002 from $6.4 million in the same period last year. The decrease was primarily due to a reduction in wages and related benefits as a result of a reduction in headcount, a reduction in rent expense and a reduction in travel and related meals and entertainment.

         Non-cash stock-based compensation. Amortization of deferred stock-based compensation declined to $1.0 million in the first quarter of 2002 from $2.2 million in the same period of last year. The decrease was due to the reversal in the first quarter of 2002 of $3.8 million of deferred stock-based compensation for unvested options forfeited during that period, and the reversal on March 31, 2001 of $7.6 million with respect to an optionee whose status was changed from employee to consultant on that date.

         Interest expense. Interest expense in the first quarter of 2002 was $0.1 million compared to $0.3 million in the same period last year. The decrease was due primarily to the repayment of our outstanding bank loan and termination of the credit facility during the last quarter of 2001, and in part to a lower average outstanding level of equipment and vehicle loans and a subordinated note payable to a stockholder.

         Interest income. Interest income in the first quarter of 2002 was $0.4 million compared to $0.8 million in the same period last year. The decrease was due to lower average prevailing interest rates during 2002.

         Provision for income taxes. Excluding tax benefits related to amortization of deferred stock-based compensation, our effective tax rate is approximately 46% because a significant portion of our operations is currently concentrated in New York City, which subjects us to a local tax on income derived in that jurisdiction. Deferred tax benefits of $0.1 million and $0.9 million were recorded in the first quarter of 2002 and 2001, respectively, in connection with amortization of deferred stock-based compensation for nonqualified options. Tax benefits are not applicable to incentive options. With respect to deferred tax benefits recorded for nonqualified options, to the extent such options are forfeited or are exercised when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the grant date ($22.80 per share), a portion of such deferred tax benefits would not be realized and such portion may be charged to expense. During the first quarter of 2002, $2.3 million of deferred tax benefits were charged to expense as a result of forfeited options. That expense charge offset the tax benefits recorded in connection with our pre-tax loss, and as a result, our total effective tax rate for financial reporting purposes was 9% for the first quarter 2002, compared with 45% for the first quarter of 2001.

         Restructuring charges. During the first quarter of 2001, we recorded restructuring charges of $5.9 million primarily in connection with the closing of seven offices and reduction in our workforce. During the first quarter of 2002, we recorded $1.4 million of restructuring charges in connection with the closing of an office and an additional reduction of the workforce. The restructuring charges in the first quarter of 2002 were comprised of $0.9 million of obligations under leases for the closed office and excess vehicles to be paid over various lease terms up to three years, $0.4 million of severance and related contractual obligations to be paid over various periods up to one year, and $0.2 million for writeoffs of property and equipment, which will not require future cash outlays. We may potentially record additional restructuring charges in future periods depending on our ability to replace the revenues previously derived from several of our large telecommunications-carrier customers with revenues from other customers, and our ability to reduce costs at a rate commensurate with any reduction in revenues which we are unable to replace with new revenues.

Liquidity and Capital Resources

         Net cash provided by operations was $4.3 million for the quarter ended March 31, 2002, representing net collections of receivables offset by payments made for accrued liabilities. Cash provided by investing activities was $2.7 million, representing $3.0 million of proceeds from the sale of shares of common stock received from a customer in October 2001 in partial settlement of a receivable, offset by $0.3 million for capital expenditures. Net cash used in financing activities was $0.5 million, comprised of repayments of $0.4 million for equipment and capital leases and $0.4 million of repayments on a subordinated note payable to a stockholder, offset by $0.3 million in proceeds from exercises of stock options and the ESPP.

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

         As of March 31, 2002, we had cash and cash equivalents of $82.3 million. Cash equivalents are interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in the market interest rates by 10 percent from the rates in effect on the date of this Form 10-Q would cause the fair value of these short-term investments to decline by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

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

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

         See Note 7 to the unaudited interim condensed financial statements.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

         (a)  Exhibits:
              --------

                None.

         (b)  Reports:
              --------

              Reports on Form 8-K
              -------------------

              Report on Form 8-K, dated March 6, 2002, reporting the resignation of Joseph Haines, Executive Vice President, Operations.

SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LEXENT INC.
                                          (Registrant)


                                 By:       /s/ KEVIN O'KANE
                                          -----------------------------------
                                          Kevin O'Kane
                                          President and
                                          Chief Executive Officer, on
                                          behalf of the Registrant


                                 By:       /s/ JONATHAN H. STERN
                                          ------------------------------
                                          Jonathan H. Stern
                                          Executive Vice President and
                                          Chief Financial Officer

May 10, 2002