Form 10-Q
period 2002-06-30
LEXENT INC
filed 2002-08-07
CIK 1105503

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURI- TIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2002.


[]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURI-
     TIES EXCHANGE ACT OF 1934



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 41,963,685 shares outstanding as of August 2 , 2002.

LEXENT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                       Page No.
                                                                       --------
PART I.   Financial Information

ITEM 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 2002
             (unaudited) and December 31, 2001                              3

             Condensed Consolidated Statements of Operations (unaudited)
             for the Three Months and Six Months Ended June 30, 2002 and
             June 30, 2001                                                  4

             Condensed Consolidated Statements of Cash Flows (unaudited)
             for the the Six Months Ended June 30, 2002 and June 30, 2001   5

             Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                   6-10

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       11-14

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk       14

PART II.  Other Information

ITEM 1.   Legal Proceedings                                                15

ITEM 6.   Exhibits and Reports on Form 8-K                                 15

          Certification and Signatures                                     16

                          PART I. FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                          LEXENT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

                                                                   June 30,          December 31,
                                                                     2002                2001
                                                                     ----                ----
                                                                  (unaudited)
                                   Assets:
 Current Assets:
   Cash and cash equivalents                                     $  78,589            $  75,839
   Available-for-sale securities                                       -                  4,932
   Receivables, net                                                 34,474               41,171
   Prepaid expenses and other current assets                         9,340                5,220
   Deferred tax asset, net                                          23,519               25,627
                                                                 ---------            ---------
        Total current assets                                       145,922              152,789

 Property and equipment, net                                        10,387               12,896
 Other assets                                                        2,398                2,830
                                                                 ---------            ---------
       Total assets                                              $ 158,707            $ 168,515
                                                                 =========            =========

                    Liabilities and Stockholders' Equity:
 Current liabilities:
   Accounts payable                                              $   9,110            $   6,751
   Accrued liabilities                                               9,009               13,635
   Billings in excess of costs and estimated
     earnings on uncompleted projects                                1,536                  474
   Subordinated note payable to stockholder                          1,582                1,582
   Equipment and capital lease obligations                             882                1,351
                                                                 ---------            ---------
        Total current liabilities                                   22,119               23,793

 Subordinated note payable to stockholder                            1,187                1,978
 Accrued liabilities - noncurrent                                    4,256                4,093
 Equipment and capital lease obligations                               203                  682
                                                                 ---------            ---------
     Total liabilities                                              27,765               30,546
                                                                 ---------            ---------

 Commitments and contingencies

 Stockholders' equity:
   Common stock, $.001 par value, 120,000,000 shares
     authorized, 41,936,243 and 41,612,372 shares
     outstanding at 2002 and 2001,
     respectively                                                       42                   42
   Additional paid-in capital                                      155,762              158,986
   Deferred stock-based compensation                                (3,646)              (9,085)
   Accumulated other comprehensive income                                -                   60
   Accumulated deficit                                             (21,216)             (12,034)
                                                                 ---------           ----------
       Total stockholders' equity                                  130,942              137,969
                                                                 ---------            ---------
       Total liabilities and stockholders' equity                $ 158,707            $ 168,515
                                                                 =========            =========


   See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                   For the Three Months                 For the Six Months
                                                       Ended June 30,                      Ended June 30,
                                                  2002             2001              2002               2001
                                                  -----            -----             -----              ----
Revenues                                       $  33,152          $ 67,044          $ 64,465          $ 139,149
Cost of revenues                                  31,373            52,199            60,808            110,862
General and administrative expenses                3,896             5,877             8,091             12,309
Depreciation and amortization                      1,233             1,440             2,522              2,751
Non-cash stock-based compensation*                   760             1,287             1,781              3,531
Provision for doubtful accounts*                     189             7,709               426             23,484
Restructuring charges                                  -                -              1,441              5,946
                                               ---------          --------          --------          ---------
Loss from operations                              (4,299)           (1,468)          (10,604)           (19,734)
Interest expense                                      65               172               141                456
Interest income                                     (337)             (541)             (696)            (1,340)
Other expense, net                                    40               126             1,448                519
                                               ---------           -------          --------          ---------
Loss before income tax benefit                    (4,067)           (1,225)          (11,497)           (19,369)
Income tax benefit                                (1,614)             (117)           (2,315)            (8,319)
                                               ----------         --------          --------          ---------
Net loss                                          (2,453)         $ (1,108)         $ (9,182)         $ (11,050)
                                               ----------         ==========        ========          =========

Net loss per share:
  Basic and diluted                              $ (0.06)         $  (0.03)         $  (0.22)         $   (0.27)
                                                 ========         ========          ========          =========

Weighted average common shares outstanding:
  Basic and diluted                               41,832            41,423            41,766             41,307
                                                 =======          ========          ========          =========



* Substantially all of these amounts would have been classified as general and administrative expenses.


     See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)
                                                                                   For the Six Months
                                                                                      Ended June 30,
                                                                                   2002            2001
                                                                                   ----            ----
Cash flows from operating activities:
 Net loss                                                                       $ (9,182)       $ (11,050)
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Restructuring charges                                                         1,441            5,946
     Depreciation and amortization                                                 2,522            2,751
     Provision for uncollectible accounts                                            426           23,484
     Loss on investment/disposition of assets                                      1,448              109
     Non-cash stock-based compensation                                             1,781            3,531
     Provision for deferred taxes                                                  2,160           (8,319)
   Changes in working capital items:
     Receivables                                                                   6,271            8,815
     Prepaid expenses and other current assets                                    (1,315)             (76)
     Other assets                                                                    432              245
     Accounts payable                                                              2,359           (1,591)
     Accrued liabilities                                                          (5,290)          (7,091)
     Income taxes payable and prepaid taxes                                       (2,805)          (7,536)
     Billings in excess of costs and estimated earnings on                         1,062           (2,775)
       uncompleted projects                                                     --------        ---------
           Net cash provided by operating activities                               1,310            6,443
                                                                                --------        ---------
Cash flows from investing activities:
 Capital expenditures, net of equip.loans and capital leases                        (705)          (5,063)
 Proceeds from sale of property and equipment                                         28
 Proceeds from sale of (investments in) securities                                 3,422           (1,655)
                                                                                --------        ----------
           Net cash provided by (used in) investing activities                     2,745           (6,718)
                                                                                --------        ----------
Cash flows from financing activities:
 Exercise of stock options and stock purchase plan                                   434              195
 Repayment of subordinated note payable to stockholder                              (791)            (792)
 Repayments of equipment loans and capital leases                                   (948)            (782)
                                                                                ---------       ----------
        Net cash used in financing activities                                     (1,305)          (1,379)
                                                                                ---------       ----------
Net increase (decrease) in cash and cash equivalents                               2,750           (1,654)
Cash and cash equivalents at beginning of period                                  75,839           63,690
                                                                                --------        ---------
Cash and cash equivalents at end of period                                      $ 78,589        $  62,036
                                                                                ========        =========

Supplemental cash flow information:
 Cash paid for:
  Interest                                                                      $    153       $     452
  Income taxes                                                                       138           7,542
Supplemental disclosures of non-cash investing and financing activities:
 Property and equipment additions financed by capital leases                    $      -       $      74
 Reduction in deferred stock-based compensation                                 $  3,658       $   7,226

    See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

         The condensed consolidated financial statements of Lexent Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at June 30, 2002 and the results of its operations and cash flows for the periods ended June 30, 2002 and June 30, 2001. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002.

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

                                                            Three Months Ended June 30,    Six Months Ended June 30,
                                                              2002               2001         2002            2001
                                                              ----               ----         ----            ----
                                                                       (in thousands, except per share amounts)
Net loss per share-basic:
Net loss...........................................        $ (2,453)       $(1,108)       $ (9,182)        $(11,050)
                                                           ========        =======        ========         ========
Weighted average shares-basic......................          41,832         41,423          41,766           41,307
                                                           ========        =======        ========         ========
Net loss per share-basic...........................        $  (0.06)       $ (0.03)       $  (0.22)        $  (0.27)
                                                           ========        =======        ========         ========

Net loss per share-diluted:
Net loss...........................................        $ (2,453)       $(1,108)       $ (9,182)        $(11,050)
                                                           ========        =======        ========         ========
Weighted average shares-basic......................          41,832         41,423          41,766           41,307
                                                           ========        =======        ========         ========
Dilutive effect of stock options...................             865          1,197             990            1,248
Dilutive effect of employee stock purchase plan.                  7              -               6                -
                                                           --------        -------        --------         --------
Weighted average shares-diluted...................           42,704         42,620          42,762           42,555
                                                           ========        =======        ========         ========
Net loss per share-diluted.........................               *              *               *                *


* Inclusion of common stock equivalent shares would result in an anti-dilutive net loss per share. As a result, the computation for diluted loss per share is not presented.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

2.    RECEIVABLES, NET

                                                                     June 30,         December 31,
                                                                      2002                2001
                                                                      ----                ----
                                                                           (in thousands)
   Accounts receivable - billed to customers................     $    35,027           $  42,237
   Unbilled receivables on completed projects accounted
        for under the completed contract method.............           1,234               3,734
   Costs and estimated earnings in excess of billings on
        projects accounted for under the percentage-of-
        completion method...................................           5,889               2,852
   Unbilled receivables on cost-plus contracts..............           2,111               4,793
   Costs of uncompleted projects accounted for under the
        completed contract method...........................             897               2,457
   Retainage................................................           1,036                 736
                                                                 -----------           ----------
                                                                      46,194              56,809
   Less allowance for uncollectible amounts.................         (11,720)            (15,638)
                                                                 -----------           ---------
                                                                 $    34,474           $  41,171
                                                                 ===========           =========

         The amounts written off against the allowance for the six months ended June 30, 2002 and 2001 were $4.3 million and $2.8 million, respectively. For the six months ended June 30, 2002 and 2001, the provision for uncollectible amounts was $0.4 million and $23.5 million, respectively.

         Amounts retained by customers related to projects that are progress-billed may be outstanding for periods that exceed one year.

3.   INVESTMENTS

         Available-for-sale securities at December 31, 2001 represented the market value at that date of publicly traded shares of common stock received from a customer in October 2001 in partial settlement of a receivable. Realization of the carrying value of such shares depended on the market price on the date the shares were sold. One half of such shares could have been sold on or after January 2, 2002 and the other half on or after April 2, 2002. The Company sold half of the shares during January 2002 for a net gain of $0.6 million. On April 2, 2002, the Company sold its remaining shares of common for a net loss of $2.0 million. That amount was accrued as a permanent impairment as of March 31, 2002 and recorded as a loss in "Other expense, net."

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

         Changes in the components of accumulated other comprehensive income for the six months ended June 30, 2002 is as follows:

                                                       Unrealized gain on              Accumulated other
                                                 available-for-sale securities       comprehensive income
                                                                          (in thousands)
          Balance, December 31, 2001.....                 $       60                       $       60
          Change for six months 2002.....                        (60)                             (60)
                                                          ----------                       ----------
          Balance, June 30, 2002.........                 $        -                      $         -
                                                          ==========                      ===========

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

5.   EMPLOYEE STOCK PURCHASE PLAN

         In August 2001, the Company established an employee stock purchase plan ("ESPP") through which employees may purchase shares of common stock through payroll deductions. The price paid by an employee is 85% of the lesser of the market value on the offering date or the last day of each purchase period. There are two 6-month purchase periods in each year, commencing August 1, 2001. The market value was $5.38 per share on the first offering date (August 1, 2001) and $5.85 per share on the second offering date (February 1, 2002). Employees may purchase up to 1,000 shares in each purchase period. Under the ESPP, 2,500,000 shares were authorized and available for issuance. At the end of the first purchase period (January 31, 2002), 49,791 shares were issued at a purchase price of $4.57. At June 30, 2002, 43,500 shares are issuable to employees based on payroll deductions of $0.1 million through that date.

6.   RELATED PARTY TRANSACTIONS

         During the six months ended June 30, 2002, the Company repaid $0.9 million including interest expense of $0.1 million on a subordinated note payable to a common stockholder.

         The Company leases a building for office and warehouse purposes in New York City and a warehouse building in South Plainfield, NJ from entities owned by its two principal common stockholders and another common stockholder. Rent expense for these premises was $0.2 million for the six months ended June 30, 2002.

         In May 2000, the Company entered into a ten-year lease for a garage and warehouse facility in Long Island City, New York. Lease payments were $0.3 million for the six months ended June 30, 2002. The facility is leased from an entity owned by the Company's two principal common stockholders.

7.   CONTINGENCIES

         From time to time, the Company is involved in various suits and legal proceedings, which arise in the ordinary course of business. Included in these proceedings are several employment related lawsuits and/or administrative complaints that have been filed alleging wrongful termination, retaliation, breach of contract and/or employment discrimination. On July 9, 2002, the Company's subsidiary, Hugh O'Kane Electric Co., LLC, was served with a complaint filed in the District of Maryland by several former employees alleging violations of Title VII of the Civil Rights Act of 1964, as amended. Plaintiffs seek compensatory and punitive damages. The Company intends to defend itself vigorously against the allegations. The Company's Answer will be filed shortly.

         The Company is involved in litigation in the Southern District of New York, served upon the Company on or about March 10, 2002, brought by three electrical contractors alleging a conspiracy among certain other contractors (including the Company) and the International Brotherhood of Electrical Worker, Local Union Number 3, AFL-CIO ("IBEW"). The suit alleges violations of the federal Sherman Antitrust Act and state laws and claims that the defendants exercise market power restricting the ability of plaintiffs, who employ workers from the Communication Workers of America ("CWA"), from performing telecommunications services work in the New York metropolitan area. Plaintiffs seek treble damages. The suit is in the discovery stage. The Company believes that this suit is part of an ongoing labor dispute between the IBEW and the CWA and that the allegations against the Company are without merit. The Company intends to vigorously defend its position.

         On or about July 22, 2002, the Company was served with a complaint in the Northern District of Illinois brought by several plaintiffs associated with U.S. Electric LLC, alleging that the Company's decision not to complete the purchase of U.S. Electric nor to employ certain of U.S Electric's principals constitutes a breach of contract. Plaintiffs seek damages for lost profits, salaries, etc. The Company believes that the complaint is without merit and will vigorously defend its position. The Company's Answer will be filed shortly.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

         It is too early to assess the ultimate outcomes of the above-referenced matters served upon the Company in 2002. Therefore, at present, it cannot be determined whether the ultimate outcomes of those matters, individually or cumulatively, will have a material impact on the Company's financial position or results of operations.

         The shareholder class action suit filed in October 2001 in the Southern District of New York against the Company, certain of its senior executives and its underwriters has continued. The complaint alleges that the registration statement and prospectus relating to the Company's initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose that (1) certain underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Company's stock in the initial public offering; and (2) certain underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Company's stock in the aftermarket following the initial public offering. The suit against the Company and its executives is part of a number of initial public offering securities claims against multiple issuers and underwriters presently pending before Judge Scheindlin. No discovery has occurred in the suit involving the Company. As indicated in previous filings, the Company believes that the claims against it and its senior executives are without merit, and the Company intends to defend itself and its senior executives vigorously. Management currently believes that the resolution of this litigation will not have a material adverse impact on the Company's financial position or the results of operations, although the ultimate outcome of this matter cannot be determined at this time.


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

         In addition to the aforementioned, during the six months ended June 30, 2002, options to purchase 713,086 common shares were granted, 908,349 options were terminated and expired and 274,081 options were exercised. As of June 30, 2002, options to purchase 4,792,641 common shares were outstanding.

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

         During the six months ended June 30, 2002 and 2001, $0.1 million and $1.3 million, respectively, of deferred stock-based compensation was recorded. Also during the six months ended June 30, 2002 and 2001, $3.8 million and $8.5 million, respectively, was reversed for unvested options which were forfeited.

         Amortization of deferred stock-based compensation was $0.8 million and $1.3 million for the three months ended June 30, 2002 and 2001, respectively and $1.8 million and $3.5 million for the six months ended June 30, 2002 and 2001, respectively. Deferred tax benefits were recorded in the amounts of $0.1 million for both the three months ended June 30, 2002 and 2001, respectively, and $0.2 million and $1.0 million for the six months ended June 30, 2002 and 2001, respectively, in connection with amortization of deferred stock-based compensation for nonqualified options. With respect to such deferred tax benefits, to the extent that nonqualified options are forfeited or are exercised when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the grant date ($22.80 per share), a

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

portion of such deferred tax benefits would not be realized and such portion may be charged to expense. During the first six months of 2002, $2.4 million of deferred tax assets was charged to expense in connection with forfeited options.

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

           A summary of the restructuring reserve at June 30, 2002, is as follows:

                                         Reserve                                                         Reserve
                                        Balance at            Restructuring                            Balance at
                                     January 1, 2002            Charges            Amounts           June 30, 2002
                                       (including           Recorded in First    Charged to            (including
                                   noncurrent portion)       Quarter of 2002    the Reserve        noncurrent portion)
                                   ------------------       -----------------   -----------        ------------------
                                                                     (in thousands)
Severance and related
  contractual obligations                 $1,751                $  360           $(1,000)               $1,111
Lease obligations.........                 7,591                   896            (2,649)                5,838
Property and equipment....                     -                   185              (185)                    -
                                          ------                ------           -------                ------
    Total.................                $9,342                $1,441           $(3,834)               $6,949
                                          ======                ======           =======                ======


10.   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets," which became effective for the Company beginning January 1, 2002. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS 142 provides that intangible assets with finite lives must be amortized over their estimated useful life, and intangible assets with indefinite lives will not be amortized but will be evaluated annually for impairment. Had this pronouncement been retroactively applied, net income would have increased approximately $0.05 million for the six months ended June 30, 2001. Adoption of SFAS 142 did not have a material effect on the Company's results of operations or financial position.

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

OVERVIEW

         Lexent Inc. is an infrastructure services company, which designs, deploys and maintains telecommunications, electrical, life safety and other systems. We deliver a full spectrum of services including engineering, management, deployment and installation in local metropolitan markets. Our principal focus is to provide the expertise and resources our customers need to design, build, and operate their infrastructure systems. We generally offer our services 24 hours a day, 7 days a week.

         During our most recent three fiscal years, our customers included primarily competitive local exchange carriers, internet service providers and carriers' carriers. Given the current market conditions in the telecommunications industry, we have taken steps to broaden our customer base to include large enterprise customers, the real estate community and government entities and to diversify our service offerings to include electrical contracting, and other infrastructure services.

         For the three and six months ended June 30, 2002, approximately 79% and 78% respectively, of our revenues was earned from services provided in the New York metropolitan region, including New York City, New Jersey, Long Island and Westchester. Our customers for the design and deployment of telecommunications networks include large, well established telecommunications carriers as well as smaller, early-stage telecommunications carriers. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. For the three and six months ended June 30, 2002, we derived approximately 44% and 48%, respectively, of our revenues from our two largest customers. The volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may require a lesser amount of our services in a subsequent period. Several of our telecommunications-carrier customers who provided us with significant revenues in the past have experienced financial difficulties and have curtailed their capital expenditures. As a result, revenues from those customers have declined and we do not expect to continue to derive future revenue from those customers. We intend to derive other revenues by providing our services to new customers, but no assurance of our success in replacing those revenues can be given.

CRITICAL ACCOUNTING POLICIES

         Please refer to the description of our "Critical Accounting Policies" in the Management's Discussion and Analysis section of our Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

         Revenues. Our revenues decreased by 51% to $33.2 million in the second quarter of 2002 from $67.0 million in the same period last year. The decrease in revenues was primarily a result of lower capital expenditures by several of our large telecommunications customers due to changing conditions in the telecommunications industry and the filing for bankruptcy by a number of our telecommunications customers during 2001. During 1999, we entered into an engineering, procurement and construction contract (the "EPC contract") with one of our largest customers, Level 3 Communications, under which we recorded approximately $5.2 million and $11.1 million of revenues for second quarter of 2002 and 2001, respectively. The EPC contract was completed for all markets except New York and Boston during 2001, and is expected to be fully completed during 2002, and accordingly, revenues from the EPC contract will be lower in 2002 than in 2001.

         Cost of revenues. Our cost of revenues represented 95% of revenues in the second quarter of 2002 compared with 78% of revenues in the same period last year. The increased percentage was due in part to fixed overhead costs which represented a higher percentage of a lower level of revenues, and in part to pricing pressure. We anticipate that pricing pressure will continue during 2002. Costs of approximately $4.7 million and $9.8 million were incurred during the second quarter of 2002 and 2001, respectively, in connection with the EPC contract.

         General and administrative expenses. Our general and administrative expenses decreased 34% to $3.9 million in the second quarter of 2002 from $5.9 million in the same period last year. The decrease was primarily due to a reduction in wages and related benefits as a result of a reduction in headcount, a reduction in rent expense and a reduction in travel and related meals and entertainment.

         Non-cash stock-based compensation. Amortization of deferred stock-based compensation declined to $0.8 million in the second quarter of 2002 from $1.3 million in the same period of last year. The decrease was due to the reversal in the first quarter of 2002 of $3.8 million of deferred stock-based compensation for unvested options forfeited during that period, and the reversal on March 31, 2001 of $7.6 million with respect to an optionee whose status was changed from employee to consultant on that date.

         Interest expense. Interest expense in the second quarter of 2002 was $0.1 million compared to $0.2 million in the same period last year. The decrease was due primarily to the repayment of our outstanding bank loan and termination of the credit facility during the fourth quarter of 2001, and in part to a lower average outstanding level of equipment and vehicle loans and a subordinated note payable to a stockholder.

         Interest income. Interest income in the second quarter of 2002 was $0.3 million compared to $0.5 million in the same period last year. The decrease was due to lower average prevailing interest rates during 2002.

         Provision for income taxes. Excluding tax benefits related to amortization of deferred stock-based compensation, our effective tax rate is approximately 46% because a significant portion of our operations is currently concentrated in New York City, which subjects us to a local tax on income derived in that jurisdiction. Deferred tax benefits of $0.1 million were recorded in the second quarter of 2002 and 2001, respectively, in connection with amortization of deferred stock-based compensation for nonqualified options. Tax benefits are not applicable to incentive options. With respect to deferred tax benefits recorded for nonqualified options, to the extent such options are forfeited or are exercised when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the grant date ($22.80 per share), a portion of such deferred tax benefits would not be realized and such portion may be charged to expense. Our total effective tax rate for financial reporting purposes was 40% for the second quarter 2002, compared with 10% for the second quarter of 2001.

FIRST SIX MONTHS 2002 COMPARED TO FIRST SIX MONTHS 2001

         Revenues. Our revenues decreased by 54% to $64.5 million in the six months ended 2002 from $139.1 million in the same period last year. The decrease in revenues was primarily a result of lower capital expenditures by several of our large telecommunications customers due to changing conditions in the telecommunications industry and the filing for bankruptcy by a number of our telecommunications customers during 2001. During 1999, we entered into an engineering, procurement and construction contract (the "EPC contract") with one of our largest customers, Level 3 Communications, under which we recorded approximately $9.9 million and $19.2 million of revenues for the first six months of 2002 and 2001, respectively. The EPC contract was completed for all markets except New York and Boston during 2001, and is expected to be fully completed during 2002, and accordingly, revenues from the EPC contract will be lower in 2002 than in 2001.

         Cost of revenues. Our cost of revenues represented 94% of revenues in the six months ended 2002 compared with 80% of revenues in the same period last year. The increased percentage was due in part to fixed overhead costs which represented a higher percentage of a lower level of revenues, and in part to pricing pressure. We anticipate that pricing pressure will continue during 2002. Costs of approximately $8.5 million and $16.8 million were incurred during the first quarter of 2002 and 2001, respectively, in connection with the EPC contract.

         General and administrative expenses. Our general and administrative expenses decreased 34% to $8.1 million in the six months ended 2002 from $12.3 million in the same period last year. The decrease was primarily due to a reduction in wages and related benefits as a result of a reduction in headcount, a reduction in rent expense and a reduction in travel and related meals and entertainment.

         Non-cash stock-based compensation. Amortization of deferred stock-based compensation declined to $1.8 million in the six months ended 2002 from $3.5 million in the same period of last year. The decrease was due to the reversal in the first quarter of 2002 of $3.8 million of deferred stock-based compensation for unvested options forfeited during that period, and the reversal on March 31, 2001 of $7.6 million with respect to an optionee whose status was changed from employee to consultant on that date.

         Interest expense. Interest expense in the six months ended 2002 was $0.1 million compared to $0.5 million in the same period last year. The decrease was due primarily to the repayment of our outstanding bank loan and termination of the credit facility during the last quarter of 2001, and in part to a lower average outstanding level of equipment and vehicle loans and a subordinated note payable to a stockholder.

         Interest income. Interest income in the six months ended 2002 was $0.7 million compared to $1.3 million in the same period last year. The decrease was due to lower average prevailing interest rates during 2002.

         Provision for income taxes. Excluding tax benefits related to amortization of deferred stock-based compensation, our effective tax rate is approximately 46% because a significant portion of our operations is currently concentrated in New York City, which subjects us to a local tax on income derived in that jurisdiction. Deferred tax benefits of $0.2 million and $1.0 million were recorded in the six months ended 2002 and 2001, respectively, in connection with amortization of deferred stock-based compensation for nonqualified options. Tax benefits are not applicable to incentive options. With respect to deferred tax benefits recorded for nonqualified options, to the extent such options are forfeited or are exercised when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the grant date ($22.80 per share), a portion of such deferred tax benefits would not be realized and such portion may be charged to expense. During the six months ended 2002, $2.4 million of deferred tax benefits were charged to expense as a result of forfeited options. That expense charge offset the tax benefits recorded in connection with our pre-tax loss, and as a result, our total effective tax rate for financial reporting purposes was 20% for the six months ended 2002, compared with 43% for the six months ended 2001.

         Restructuring charges. During the first quarter of 2001, we recorded restructuring charges of $5.9 million primarily in connection with the closing of seven offices and reduction in our workforce. During the first quarter of 2002, we recorded approximately $1.4 million of restructuring charges in connection with the closing of an office and an additional reduction of the workforce. The restructuring charges in the first quarter of 2002 were comprised of $0.9 million of obligations under leases for the closed office and excess vehicles to be paid over various lease terms up to three years, $0.4 million of severance and related contractual obligations to be paid over various periods up to one year, and $0.2 million for write-offs of property and equipment, which will not require future cash outlays. We may potentially record additional restructuring charges in future periods depending on our ability to replace the revenues previously derived from several of our large telecommunications-carrier customers with revenues from other customers, and our ability to reduce costs at a rate commensurate with any reduction in revenues which we are unable to replace with new revenues.

Liquidity and Capital Resources

         Net cash provided by operations was $1.3 million for the first six months ended June 30, 2002, representing net collections of receivables offset by payments made for accrued liabilities. Cash provided by investing activities was $2.7 million, representing $3.4 million of proceeds from the sale of shares of common stock received from a customer in October 2001 in partial settlement of a receivable, offset by $0.7 million for capital expenditures. Net cash used in financing activities was $1.3 million, comprised of repayments of $0.9 million for equipment and capital leases and $0.8 million of repayments on a subordinated note payable to a stockholder, offset by $0.4 million in proceeds from exercises of stock options and the ESPP.

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

         As of June 30, 2002, we had cash and cash equivalents of $79 million. Cash equivalents are interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in the market interest rates by 10 percent from the rates in effect on the date of this Form 10-Q would cause the fair value of these short-term investments to decline by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

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

                  None.

(b)      Reports:
         --------

                  Reports on Form 8-K
                  -------------------

                  Report on Form 8-K, dated March 6, 2002, reporting the resignation of Joseph Haines, Executive Vice President, Operations.

                  Report on Form 8-K, dated May 29, 2002, reporting the resignation of Jonanthan H. Stern, Executive Vice President and Chief Financial Officer.

                  Report on Form 8-K, dated July 15, 2002, reporting the resignation of Walter C. Teagle, III, Director and Executive Vice President, Administration.

                                  CERTIFICATION

         The undersigned hereby certify that this report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of the issuer.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        /s/ Kevin M. O'Kane
Dated:  August 7, 2002              By: __________________________________
                                        Kevin M. O'Kane
                                        President and Chief Executive Officer,
                                        on behalf of Registrant


                                        /s/ Justine Roe
Dated:  August 7, 2002              By: __________________________________
                                        Justine Roe
                                        Vice President & Controller