Form 10-Q
period 2002-09-30
LEXENT INC
filed 2002-11-08
CIK 1105503

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2002.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 42,168,395 shares outstanding as of November 5, 2002.

LEXENT INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                      Page No.
                                                                      --------
PART I.   Financial Information

ITEM 1.   Financial Statements

            Condensed Consolidated Balance Sheets as of
            September 30, 2002 (unaudited) and December 31, 2001          3

            Condensed Consolidated Statements of Operations
            (unaudited) for the Three Months and Nine Months
            Ended September 30, 2002 and September 30, 2001               4

            Condensed Consolidated Statements of Cash Flows
            (unaudited) for the Nine Months Ended September 30, 2002
            and September 30, 2001                                        5

            Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                6-11

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         12-16

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk     16

ITEM 4.   Controls and Procedures                                        17

PART II.  Other Information

ITEM 1.   Legal Proceedings                                              17

ITEM 6.   Exhibits and Reports on Form 8-K                               17

          Signatures                                                     18

          Certifications                                              19-20

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          LEXENT INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

                                                         September 30,         December 31,
                                                             2002                 2001
                                                             ----                 ----
                                   Assets:               (unaudited)
 Current Assets:
   Cash and cash equivalents                              $  74,320            $  75,839
   Certificate of deposit (restricted cash)                   2,005                    -
   Available-for-sale securities                                  -                4,932
   Receivables, net                                          28,625               41,171
   Prepaid expenses and other current assets                  4,552                5,220
   Deferred tax asset, net                                   30,480               25,627
                                                          ---------            ---------
        Total current assets                                139,982              152,789

 Property and equipment, net                                  9,387               12,896
 Other assets                                                 2,417                2,830
                                                          ---------            ---------
       Total assets                                       $ 151,786            $ 168,515
                                                          =========            =========

                    Liabilities and Stockholders' Equity:
 Current liabilities:
   Accounts payable                                       $   6,191            $   6,751
   Accrued liabilities                                        8,757               13,635
   Billings in excess of costs and estimated
     earnings on uncompleted projects                         1,772                  474
   Provision for contract losses                              2,995                    -
   Subordinated note payable to stockholder                   1,582                1,582
   Equipment and capital lease obligations                      664                1,351
                                                         ----------            ---------
        Total current liabilities                            21,961               23,793

 Subordinated note payable to stockholder                       791                1,978
 Accrued liabilities - noncurrent                             4,233                4,093
 Equipment and capital lease obligations                        117                  682
                                                         ----------            ---------
         Total liabilities                                   27,102               30,546
                                                         ----------            ---------

 Commitments and contingencies

 Stockholders' equity:
   Common stock, $.001 par value, 120,000,000
     shares authorized, 42,167,145 and
     41,612,372 shares outstanding at 2002
     and 2001, respectively                                      42                  42
   Additional paid-in capital                               155,894             158,986
   Deferred stock-based compensation                         (2,886)             (9,085)
   Accumulated other comprehensive income                         -                  60
   Accumulated deficit                                      (28,366)            (12,034)
                                                         ----------          ----------
       Total stockholders' equity                           124,684             137,969
                                                         ----------          ----------
       Total liabilities and stockholders' equity        $  151,786          $  168,515
                                                         ==========          ==========

 See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                 For the Three Months      For the Nine Months
                                                 Ended September 30,       Ended September 30,
                                                  2002        2001         2002         2001
                                                  ----        ----         ----         ----
Revenues                                      $  27,718    $  49,189    $  92,183    $ 188,338
Cost of revenues                                 34,158       40,938       94,966      151,800
                                              ---------    ---------    ---------    ---------
   Gross margin                                  (6,440)       8,251       (2,783)      36,538
                                              ---------    ---------    ---------    ---------

Operating expenses:
 General and administrative expenses              4,446        4,366       12,537       16,675
 Depreciation and amortization                    1,229        1,527        3,751        4,278
 Non-cash stock-based compensation*                 760        1,269        2,541        4,800
 Provision for doubtful accounts*                   154          475          580       23,959
 Restructuring charges                                -            -        1,441        5,946
                                              ---------    ---------    ---------    ---------
   Total operating expenses                       6,589        7,637       20,850       55,658
                                              ---------    ---------    ---------    ---------

Income (loss) from operations                   (13,029)         614      (23,633)     (19,120)

Other income and expense:
 Interest expense                                    57          253          198          709
 Interest (income)                                 (325)        (575)      (1,021)      (1,915)
 Other expense (income), net                          8          (72)       1,456          447
                                              ---------    ---------    ---------    ---------
   Total other expense (income), net               (260)        (394)         633         (759)
                                              ---------    ---------    ---------    ---------


Income (loss) before income taxes               (12,769)       1,008      (24,266)     (18,361)

Provision for (benefit from) income taxes        (5,620)         714       (7,935)      (7,605)
                                              ---------    ---------    ---------    ---------
   Net income (loss)                          $  (7,149)   $     294    $ (16,331)   $ (10,756)
                                              =========    =========    =========    =========

Net income (loss) per share:
  Basic and diluted                           $   (0.17)   $    0.01    $   (0.39)   $   (0.26)
                                              =========    =========    =========    =========

Weighted average common shares outstanding:
  Basic                                          42,076       41,572       41,870       41,396
                                              =========    =========    =========    =========
  Diluted                                          **         42,777         **           **
                                                           =========


* Substantially all of these amounts would have been classified as general and administrative expenses.

** Anti-dilutive, therefore, not presented.

See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)
                            For the Nine Months Ended
                                                                                September 30,
                                                                             2002         2001
                                                                             ----         ----
Cash flows from operating activities:
 Net loss                                                                  $(16,331)   $(10,756)
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Restructuring charges                                                    1,441       5,946
     Depreciation and amortization                                            3,751       4,278
     Provision for uncollectible accounts                                       580      23,959
     Loss on investment/disposition of assets                                 1,455         108
     Provision for deferred tax benefit                                      (8,086)     (7,605)
     Provision for contract losses                                            2,995           -
     Non-cash stock-based compensation                                        2,541       4,800
   Changes in working capital items:
     Receivables                                                             11,967      19,348
     Prepaid expenses and other current assets                                  668        (193)
     Deferred tax asset                                                       3,284           -
     Other assets                                                               413          81
     Accounts payable                                                          (560)     (1,597)
     Accrued liabilities                                                     (5,567)     (9,459)
     Income taxes payable                                                         -      (7,678)
     Billings in excess of costs and estimated earnings on
       uncompleted projects                                                   1,298      (3,635)
                                                                           --------    --------
           Net cash provided by (used in) operating activities                 (151)     17,597
                                                                           --------    --------
Cash flows from investing activities:
 Capital expenditures, net of equipment loans and capital leases               (913)     (5,507)
 Purchase of certificate of deposit                                          (2,005)          -
 Proceeds from sale of (investments in) securities                            3,422      (1,655)
                                                                           --------    --------
           Net cash provided by (used in) investing activities                  504      (7,162)
                                                                           --------    --------
Cash flows from financing activities:
 Proceeds from exercise of stock options and stock purchase plan                567         248
 Repayments of subordinated note payable to stockholder                      (1,187)     (1,187)
 Net repayments under revolving credit line                                       -      (2,000)
 Repayments of equipment loans and capital leases                            (1,252)     (1,235)
                                                                           --------    --------
           Net cash used in financing activities                             (1,872)     (4,174)
                                                                           --------    --------
Net increase (decrease) in cash and cash equivalents                         (1,519)      6,261
Cash and cash equivalents at beginning of period                             75,839      63,690
                                                                           --------    --------
Cash and cash equivalents at end of period                                 $ 74,320    $ 69,951
                                                                           ========    ========

Supplemental cash flow information:
 Cash paid for:
  Interest                                                                 $    211    $    693
  Income taxes                                                             $    157    $  7,685
Supplemental disclosures of non-cash investing and financing activities:
 Property and equipment additions financed by capital leases               $      -    $     74
 Reduction in deferred stock-based compensation                            $  3,658    $  7,593

See accompanying notes to condensed consolidated financial statements.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)

The condensed consolidated financial statements of Lexent Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at September 30, 2002 and the results of its operations and cash flows for the periods ended September 30, 2002 and September 30, 2001. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002.


1.   NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution of other securities by including in the weighted average number of common shares outstanding for each period the dilutive effect of stock options and shares issuable under the employee stock purchase plan. Details of the calculations are as follows:

                                                          Three Months Ended September 30,    Nine Months Ended September 30,
                                                              2002               2001              2002            2001
                                                              ----               ----              ----            ----
                                                                        (in thousands, except per share amounts)
Net income (loss) per share-basic:
Net income (loss)..................................             $ (7,149)       $    294         $  (16,331)      $ (10,756)
                                                               =========        ========         ==========       =========
Weighted average shares-basic......................               42,076          41,572             41,870          41,396
                                                               =========        ========         ==========       =========
Net income (loss) per share-basic..................             $  (0.17)       $   0.01         $    (0.39)      $   (0.26)
                                                               =========        ========         ==========       =========

Net income (loss) per share-diluted:
Net income (loss)..................................             $ (7,149)       $    294         $  (16,331)      $ (10,756)
                                                               =========        ========         ==========       =========
Weighted average shares-basic......................               42,076          41,572             41,870          41,396

Dilutive effect of stock options...................                  549           1,200                843           1,232

Dilutive effect of employee stock purchase plan....                    2               5                  2               5
                                                               ---------        --------         ----------      ----------
Weighted average shares-diluted....................               42,627          42,777             42,715          42,633
                                                               =========        ========         ==========       =========
Net income (loss) per share-diluted................                 *           $   0.01               *               *
                                                                                ========

* Inclusion of common stock equivalent shares would result in an anti-dilutive net loss per share. As a result, the computation for diluted loss per share is not presented.


2.    CERTIFICATE OF DEPOSIT(RESTRICTED CASH)

         In August 2002, Lexent Metro Connect, LLC ( "LMC"), a wholly owned subsidiary of Lexent Inc., entered into a franchise agreement with the City of New York, whereunder LMC will be permitted to construct, operate and provide local high capacity telecommunications networks and services. In connection therewith, the City of New York required that LMC post $2.0 million to secure its obligations. LMC provided the $2.0 million in the form of an unconditional letter of credit. A twelve month certificate of deposit for $2.0 million was pledged as collateral for the $2.0 million letter of credit.

3.    RECEIVABLES, NET

                                                                            September 30,       December 31,
                                                                                2002                2001
                                                                                ----                ----
                                                                                     (in thousands)
   Accounts receivable - billed to customers....................           $    24,171         $   42,237
   Unbilled receivables on completed projects accounted
        for under the completed contract method.................                   865              3,734
   Costs and estimated earnings in excess of billings on
        projects accounted for under the percentage-of-
        completion method.......................................                 6,338              2,852
   Unbilled receivables on cost-plus contracts..................                 1,681              4,793
   Costs of uncompleted projects accounted for under the
        completed contract method...............................                 2,173              2,457
   Retainage....................................................                 1,532                736
                                                                           -----------         ----------
                                                                                36,760             56,809
   Less allowance for uncollectible amounts.....................                (8,135)           (15,638)
                                                                           -----------         ----------
                                                                           $    28,625         $   41,171
                                                                           ===========         ==========

         The amounts written off against the allowance for the nine months ended September 30, 2002 and 2001 were $8.1 million and $5.3 million, respectively. For the nine months ended September 30, 2002 and 2001, the provision for uncollectible amounts was $0.6 million and $24.0 million, respectively.

         Amounts retained by customers related to projects that are progress-billed may be outstanding for periods that exceed one year.

4.   INVESTMENTS

         Available-for-sale securities at December 31, 2001 represented the market value at that date of publicly traded shares of common stock received from a customer in October 2001 in partial settlement of a receivable. Realization of the carrying value of such shares depended on the market price on the date the shares were sold. One half of such shares could have been sold on or after January 2, 2002 and the other half on or after April 2, 2002. The Company sold half of the shares during January 2002 for a net gain of $0.6 million. On April 2, 2002, the Company sold its remaining shares of common for a net loss of $2.0 million. That amount was accrued as a permanent impairment as of March 31, 2002 and recorded as a loss in "Other expense (income), net."

5.   ACCUMULATED OTHER COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income," requires that financial statements report comprehensive income and its components. Comprehensive income includes, among other things, net income (loss) and unrealized gains and losses from investments in available-for-sale securities, net of income tax effect.

         Changes in the components of accumulated other comprehensive income for the nine months ended September 30, 2002 is as follows:

                                                    Unrealized gain on       Accumulated other
                                                    available-for-sale         comprehensive
                                                       securities                  income
                                                    ------------------       -----------------
                                                                 (in thousands)
          Balance, December 31, 2001...........       $      60                 $       60
          Change for nine months 2002..........             (60)                       (60)
                                                      ---------                 ----------
          Balance, September 30, 2002.........        $       -                 $        -
                                                      =========                 ==========

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)

6.   EMPLOYEE STOCK PURCHASE PLAN

         In August 2001, the Company established an employee stock purchase plan ("ESPP") through which employees may purchase shares of common stock through payroll deductions. The price paid by an employee is 85% of the lesser of the market value on the offering date or the last day of each purchase period. There are two 6-month purchase periods in each year, commencing August 1, 2001. The market value was $5.38 per share on the first offering date (August 1, 2001) and $5.85 per share on the second offering date (February 1, 2002). Employees may purchase up to 1,000 shares in each purchase period. Under the ESPP, 2,500,000 shares were authorized and available for issuance. At the end of the first purchase period (January 31, 2002), 49,791 shares were issued at a purchase price of $4.57, at the end of the second purchase period (July 31, 2002), 24,652 shares were issued at a purchase price of $1.39. At September 30, 2002, 11,558 shares are issuable to employees based on payroll deductions of $0.02 million through that date.

7.   RELATED PARTY TRANSACTIONS

         During the nine months ended September 30, 2002, the Company repaid $1.3 million including interest expense of $0.1 million on a subordinated note payable to a common stockholder.

         The Company leases a building for office and warehouse purposes in New York City and a warehouse building in South Plainfield, New Jersey from entities owned by its two principal common stockholders and another common stockholder. Rent expense for these premises was $0.3 million for the nine months ended September 30, 2002.

         In May 2000, the Company entered into a ten-year lease for a garage and warehouse facility in Long Island City, New York. Lease payments were $0.5 million for the nine months ended September 30, 2002. The facility is leased from an entity owned by the Company's two principal common stockholders.

8.   CONTINGENCIES

         From time to time, the Company is involved in various suits and legal proceedings, which arise in the ordinary course of business. Included in these proceedings are several employment related lawsuits and/or administrative complaints that have been filed alleging wrongful termination, retaliation, breach of contract and/or employment discrimination.

         On July 9, 2002, the Company's subsidiary, Hugh O'Kane Electric Co., LLC ("HOK"), was served with a Complaint filed in the District of Maryland by several former employees led by Yemele T. William Nestor ("Employee Action") alleging violations of Title VII of the Civil Rights Act of 1964, as amended. Plaintiffs in the Employee Action seek compensatory and punitive damages. In addition, on September 9, 2002, HOK was served with a second Complaint filed in the District of Maryland by the U.S. Equal Employment Opportunity Commission on behalf of other employees ("EEOC Action") alleging violations of Title VII of the Civil Rights Act of 1964, as amended. The EEOC Action seeks compensatory damages and injunctive relief. The Employee Action and the EEOC Action arise from the same core of allegations. HOK intends to defend itself vigorously in both actions. HOK's Answers in both actions have been filed, and discovery has not yet commenced.

         On or about July 22, 2002, the Company was served with a complaint in the Northern District of Illinois brought by several plaintiffs associated with U.S. Electric LLC, alleging that the Company's decisions not to complete the purchase of U.S. Electric nor to employ certain of U.S Electric's principals constitute a breach of contract. Plaintiffs seek damages for lost profits, salaries, etc. The Company believes that the complaint is without merit and will vigorously defend itself. The Company's Answer has been filed, and the Company has asserted several counterclaims.

         It is too early to assess the ultimate outcomes of the above-referenced matters served upon the Company in 2002. Therefore, at present, it cannot be determined whether the ultimate outcomes of those matters, individually or cumulatively, will have a material impact on the Company's financial position or results of operations.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)

         The shareholder class action suit filed in October 2001 in the Southern District of New York against the Company, certain of its present and former senior executives and its underwriters has continued. Recently, all individual present and former senior executive defendants have been dismissed from the case without prejudice. The complaint alleges that the registration statement and prospectus relating to the Company's initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose that (1) certain underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Company's stock in the initial public offering; and (2) certain underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Company's stock in the aftermarket following the initial public offering. The suit against the Company is part of a number of initial public offering securities claims against multiple issuers and underwriters presently pending before the Judge. No discovery has occurred in the suit involving the Company. As indicated in previous filings, the Company intends to defend itself vigorously. Management currently believes that the resolution of this litigation will not have a material adverse impact on the Company's financial position or the results of operations, although the ultimate outcome of this matter cannot be determined at this time.

         HOK is involved in litigation in the Southern District of New York, served on or about March 10, 2002, brought by three electrical contractors alleging a conspiracy among certain other contractors (including HOK) and the International Brotherhood of Electrical Worker, Local Union Number 3, AFL-CIO ("IBEW"). The suit alleges violations of the federal Sherman Antitrust Act and state laws and claims that the defendants exercise market power restricting the ability of plaintiffs, who employ workers from the Communication Workers of America ("CWA"), from performing telecommunications services work in the New York metropolitan area. Plaintiffs seek treble damages. The Company believes that this suit is part of an ongoing labor dispute between the IBEW and the CWA and that the allegations against HOK are without merit. HOK intends to vigorously defend itself in this litigation. Discovery is virtually complete, but it is too early to assess the ultimate outcome of the litigation. Notwithstanding, a damage judgment against HOK could have a material adverse effect on the Company's business operating results and financial condition.


9.   STOCK OPTIONS AND AWARDS

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

         In addition to the aforementioned, during the nine months ended September 30, 2002, options to purchase 1,538,086 common shares were granted, 986,033 options were terminated and expired and 480,331 options were exercised. As of September 30, 2002, options to purchase 5,333,707 common shares were outstanding.

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

         During the nine months ended September 30, 2002 and 2001, $0.1 million and $1.3 million, respectively, of deferred stock-based compensation was recorded. Also during the nine months ended September 30, 2002 and 2001, $3.8 million and $7.6 million, respectively, was reversed for unvested options, which were forfeited.

         Amortization of deferred stock-based compensation was $0.8 million and $1.3 million for the three months ended September 30, 2002 and 2001, respectively and $2.5 million and $4.8 million for the nine months ended September 30, 2002 and 2001, respectively. Deferred tax benefits were recorded in the amounts of $0.1 million and $0.2 million for the three months ended September 30, 2002 and 2001, respectively, and $0.3 million and $1.2 million for the nine months ended September 30, 2002 and 2001, respectively, in connection with amortization of deferred stock-based compensation for nonqualified options.

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)

With respect to such deferred tax benefits, to the extent that nonqualified options are forfeited or are exercised when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the grant date ($22.80 per share), a portion of such deferred tax benefits would not be realized and such portion may be charged to expense. During the first nine months of 2002, $2.4 million of deferred tax assets was charged to expense in connection with forfeited options.

10.   PROVISION FOR RESTRUCTURING CHARGES

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

         A summary of the restructuring reserve at September 30, 2002, is as follows:

                                                                                          Reserve
                                 Reserve                                                  Balance at
                                 Balance at         Restructuring                         September 30,
                                 January 1, 2002    Charges                               2002
                                 (including         recorded in          Amounts          (including
                                 noncurrent         First Quarter of     Charged to       noncurrent
                                 portion)           2002                 the Reserve      portion)
                                 -------            ----                 -----------      -------
                                                          (in thousands)
Severance and related
  contractual obligations         $1,751            $   360              $ (1,220)        $   891
Lease obligations.........         7,591                896                (3,319)          5,168
Property and equipment....             -                185                  (185)              -
                                  ------            -------              --------         -------
    Total.................        $9,342            $ 1,441              $ (4,724)         $6,059
                                  ======            =======              ========         =======


11.  DEFERRED INCOME TAXES

          At September 30, 2002, the Company had net deferred tax assets of $30.5 million, reflecting tax benefits relating to nonqualified stock options, net operating loss carryforwards and other deductible temporary differences which will reduce taxable income in future years. The Company is required to assess the realization of its deferred tax assets. Significant changes in circumstances may require adjustments during interim periods. Although realization is not assured, the Company has concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon the level of historical income and forecasted taxable income generally within net operating loss carryforward periods, giving consideration to the restructuring charges the Company has taken to streamline its operations to be profitable in the future. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. The Company has incurred losses from operations over several quarters. If the Company's forecast is determined to no longer be reliable due to uncertain market conditions or improvement in its results of operations does not continue, its long-term forecast will require reassessment. As a result, the Company may need to establish additional valuation allowances for all or a portion of the net deferred tax assets.


12.   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets," which became effective for the Company beginning January 1, 2002. SFAS 141

                          LEXENT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)

requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS 142 provides that intangible assets with finite lives must be amortized over their estimated useful life, and intangible assets with indefinite lives will not be amortized but will be evaluated annually for impairment. Had this pronouncement been retroactively applied, net income would have increased approximately $0.07 million for the nine months ended September 30, 2001. Adoption of SFAS 142 did not have a material effect on the Company's results of operations or financial position.

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

         In April 2002, the Financial Accounting Standards Board issued SFAS 145 "Rescission of FAS 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002". This Statement amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect this statement to have a material effect on its results of operations or financial position.


         In June 2002, the Financial Accounting Standards Board issued SFAS
146 "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not expect this statement to have a material effect on its results of operations or financial position.

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

         During our most recent fiscal year, our customers included primarily competitive local exchange carriers, internet service providers and carriers' carriers. Given the current market conditions in the telecommunications industry, we have taken steps to broaden our customer base to include large enterprise customers, the real estate community and government entities and to diversify our service offerings to include electrical contracting, and other infrastructure services.

         For the three and nine months ended September 30, 2002, approximately 79% and 78% respectively, of our revenues were earned from services provided in the New York metropolitan region, including New York City, New Jersey, Long Island and Westchester. Our customers for the design and deployment of telecommunications networks include large, well established telecommunications carriers as well as smaller, early-stage telecommunications carriers. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. For the three and nine months ended September 30, 2002, we derived approximately 41% and 42%, respectively, of our revenues from our two largest customers. The volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may require a lesser amount of our services in a subsequent period. Several of our telecommunications-carrier customers who provided us with significant revenues in the past have experienced financial difficulties and have curtailed their capital expenditures. As a result, revenues from those customers have declined and we do not expect to continue to derive future revenue from those customers. We intend to derive other revenues by providing our services to new customers, but no assurance of our success in replacing those revenues can be given.

         At September 30, 2002, we had net deferred tax assets of $30.5 million, reflecting tax benefits relating to nonqualified stock options, net operating loss carryforwards and other deductible temporary differences which will reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments during interim periods. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon the level of historical income and forecasted taxable income generally within net operating loss carryforward periods, giving consideration to the restructuring charges we have taken to streamline our operations to be profitable in the future. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. We have incurred losses from operations over several quarters. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not continue, our long-term forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets.

CRITICAL ACCOUNTING POLICIES

         Please refer to the description of our "Critical Accounting Policies" in the Management's Discussion and Analysis section of our Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001

         Revenues. Our revenues decreased by 44% to $27.7 million in the third quarter of 2002 from $49.2 million in the same period last year. The decrease in revenues was primarily a result of lower capital expenditures by several of our large telecommunications customers due to changing conditions in the telecommunications industry and the filing for bankruptcy by a number of our telecommunications customers during 2001. During 1999, we entered into an engineering, procurement and construction contract (the "EPC contract") with one of our largest customers, Level 3 Communications, under which we recorded approximately $4.0 million and $14.0 million of revenues for third quarter of 2002 and 2001, respectively. The EPC contract was completed for all markets except New York and Boston during 2001, and is expected to be fully completed during 2002, and accordingly, revenues from the EPC contract will be lower in 2002 than in 2001.

         Cost of revenues. Our cost of revenues represented 123% of revenues in the third quarter of 2002 compared with 83% of revenues in the same period last year. The increased percentage was due in part to fixed overhead costs which represented a higher percentage of a lower level of revenues, the establishment of job loss provisions due to revisions in estimates on certain electrical contracting projects and in part to pricing pressure. We anticipate that pricing pressure will continue during 2002. Costs of approximately $3.5 million and $12.0 million were incurred during the third quarter of 2002 and 2001, respectively, in connection with the EPC contract.

         General and administrative expenses. Our general and administrative expenses remained constant at $4.4 million in the third quarter of 2002 compared to $4.4 million in the same period last year. .

         Non-cash stock-based compensation. Amortization of deferred stock-based compensation declined to $0.8 million in the third quarter of 2002 from $1.3 million in the same period of last year. The decrease was due to the reversal in the first quarter of 2002 of $3.8 million of deferred stock-based compensation for unvested options forfeited during that period, and the reversal on March 31, 2001 of $7.6 million with respect to an optionee whose status was changed from employee to consultant on that date.

         Interest expense. Interest expense in the third quarter of 2002 was $0.1 million compared to $0.3 million in the same period last year. The decrease was due primarily to the repayment of our outstanding bank loan and termination of the credit facility during the fourth quarter of 2001, and in part to a lower average outstanding level of equipment and vehicle loans and a subordinated note payable to a stockholder.

         Interest income. Interest income in the third quarter of 2002 was $0.3 million compared to $0.6 million in the same period last year. The decrease was due to lower average prevailing interest rates during 2002.

         Provision for income taxes. Excluding tax benefits related to amortization of deferred stock-based compensation, our effective tax rate is approximately 46% because a significant portion of our operations is currently concentrated in New York City, which subjects us to a local tax on income derived in that jurisdiction. Deferred tax benefits of $0.1 million and $0.2 million were recorded in the third quarter of 2002 and 2001, respectively, in connection with amortization of deferred stock-based compensation for nonqualified options. Tax benefits are not applicable to incentive options. With respect to deferred tax benefits recorded for nonqualified options, to the extent such options are forfeited or are exercised when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the grant date ($22.80 per share), a portion of such deferred tax benefits would not be realized and such portion may be charged to expense. Our total effective tax rate for financial reporting purposes was 44% for the third quarter 2002, compared with 71% for the third quarter of 2001.

FIRST NINE MONTHS 2002 COMPARED TO FIRST NINE MONTHS 2001

         Revenues. Our revenues decreased by 51% to $92.2 million in the nine months ended 2002 from $188.3 million in the same period last year. The decrease in revenues was primarily a result of lower capital expenditures by several of our large telecommunications customers due to changing conditions in the telecommunications industry and the filing for bankruptcy by a number of our telecommunications customers during 2001. During 1999, we entered into an engineering, procurement and construction contract (the "EPC contract") with one of our largest customers, Level 3 Communications, under which we recorded approximately $13.9 million and $33.2 million of revenues for the first nine months of 2002 and 2001, respectively. The EPC contract was completed for all markets except New York and Boston during 2001, and is expected to be fully completed during 2002, and accordingly, revenues from the EPC contract will be lower in 2002 than in 2001.

         Cost of revenues. Our cost of revenues represented 103% of revenues in the nine months ended 2002 compared with 81% of revenues in the same period last year. The increased percentage was due in part to fixed overhead costs which represented a higher percentage of a lower level of revenues, the establishment of job loss provisions due to revisions in estimates on certain electrical contracting projects and in part to pricing pressure. We anticipate that pricing pressure will continue during 2002. Costs of approximately $12.0 million and $28.8 million were incurred during the first nine months of 2002 and 2001, respectively, in connection with the EPC contract.

         General and administrative expenses. Our general and administrative expenses decreased 25% to $12.5 million in the nine months ended 2002 from $16.7 million in the same period last year. The decrease was primarily due to a reduction in wages and related benefits, as a result of a reduction in headcount, and a reduction in facilities expense.

         Non-cash stock-based compensation. Amortization of deferred stock-based compensation declined to $2.5 million in the nine months ended 2002 from $4.8 million in the same period of last year. The decrease was due to the reversal in the first quarter of 2002 of $3.8 million of deferred stock-based compensation for unvested options forfeited during that period, and the reversal on March 31, 2001 of $7.6 million with respect to an optionee whose status was changed from employee to consultant on that date.

         Interest expense. Interest expense in the nine months ended 2002 was $0.2 million compared to $0.7 million in the same period last year. The decrease was due primarily to the repayment of our outstanding bank loan and termination of the credit facility during the last quarter of 2001, and in part to a lower average outstanding level of equipment and vehicle loans and a subordinated note payable to a stockholder.

         Interest income. Interest income in the nine months ended 2002 was $1.0 million compared to $1.9 million in the same period last year. The decrease was due to lower average prevailing interest rates during 2002.

         Provision for income taxes. Excluding tax benefits related to amortization of deferred stock-based compensation, our effective tax rate is approximately 46% because a significant portion of our operations is currently concentrated in New York City, which subjects us to a local tax on income derived in that jurisdiction. Deferred tax benefits of $0.3 million and $1.2 million were recorded in the nine months ended 2002 and 2001, respectively, in connection with amortization of deferred stock-based compensation for nonqualified options. Tax benefits are not applicable to incentive options. With respect to deferred tax benefits recorded for nonqualified options, to the extent such options are forfeited or are exercised when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the grant date ($22.80 per share), a portion of such deferred tax benefits would not be realized and such portion may be charged to expense. During the nine months ended 2002, $2.4 million of deferred tax benefits were charged to expense as a result of forfeited options. That expense charge offset the tax benefits recorded in connection with our pre-tax loss, and as a result, our total effective tax rate for financial reporting purposes was 33% for the nine months ended 2002, compared with 41% for the nine months ended 2001.

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

Liquidity and Capital Resources

         Net cash used by operations was $0.2 million for the first nine months ended September 30, 2002, representing net collections of receivables offset by payments made for accrued liabilities. Cash provided by investing activities was $0.5 million, representing $3.4 million of proceeds from the sale of shares of common stock received from a customer in October 2001 in partial settlement of a receivable, offset by the investment in a certificate of deposit of $2.0 million and $0.9 million for capital expenditures. Net cash used in financing activities was $1.9 million, comprised of repayments of $1.3 million for equipment and capital leases and $1.2 million of repayments on a subordinated note payable to a stockholder, offset by $0.6 million in proceeds from exercises of stock options and the ESPP.

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


Impact of Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets," which became effective for us beginning January 1, 2002. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS 142 provides that intangible assets with finite lives must be amortized over their estimated useful life, and intangible assets with indefinite lives will not be amortized but will be evaluated annually for impairment. Had this pronouncement been retroactively applied, net income would have increased approximately $0.07 million for the nine months ended September 30, 2001. Adoption of SFAS 142 did not have a material effect on our results of operations or financial position.

         In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement defines the accounting and reporting for the impairment and disposal of long-lived assets and became effective for us on January 1, 2002. We do not expect this statement to have a material effect on our results of operations or financial position.

         In April 2002, the Financial Accounting Standards Board issued SFAS
145 "Rescission of FAS 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002". This Statement amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We do not expect this statement to have a material effect on our results of operations or financial position.

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We do not expect this statement to have a material effect on our results of operations or financial position.


ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

         The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. We do not believe that our exposure to market risk is material.

         As of September 30, 2002, we had cash and cash equivalents of $76 million. Cash equivalents are interest-bearing investment grade securities, primarily short-term, highly liquid investments with maturities at the date of purchase of less than 90 days. Included in the $76 million is a certificate of deposit pledged as collateral for a $2.0 million letter of credit issued to the City of New York. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in the market interest rates by 10 percent from the rates in effect on the date of this Form 10-Q would cause the fair value of these short-term investments to decline by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

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

ITEM 4.    Controls and Procedures

         Within the ninety days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company's periodic SEC filings.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

         See Note 8 to the unaudited interim condensed financial statements.

ITEM 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports:

         Reports on Form 8-K

                  Report on Form 8-K, dated September 9, 2002, reporting Bruce Levy as the new President and Chief Operating Officer of Lexent Inc.

                  Report on Form 8-K, dated September 23, 2002, reporting Norman Fornella as the new Chief Financial Officer of Lexent Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              /s/ Kevin M. O'Kane
Dated:  November 8, 2002                By: __________________________________
                                              Kevin M. O'Kane
                                              Chief Executive Officer, on
                                              behalf of Registrant

                                             /s/ Norman G. Fornella
Dated:  November 8, 2002                By: __________________________________
                                              Norman G. Fornella
                                              Executive Vice President & Chief
                                              Financial Officer

                                  CERTIFICATION

 I, Kevin O'Kane, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lexent Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002


/s/ Kevin O'Kane
-----------------------
Kevin O'Kane
Chief Executive Officer

CERTIFICATION

  I, Norman Fornella, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lexent Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002


/s/ Norman G. Fornella
-----------------------
Norman G. Fornella
Executive Vice President & Chief Financial Officer