Form 10-K
period 2002-12-31
LEXENT INC
filed 2003-03-27
CIK 1105503

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Mark One
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31105

Lexent Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3990223
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Three New York Plaza

New York, New York 10004
(Address of principal executive offices, including ZIP Code)

(212) 981-0700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $.001 par value

(including rights attached thereto)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accredited filer (as defined in Rule 12b-2 of the Act.)     Yes ☐          No ☑

      The aggregate market value of common stock held by non-affiliates at June 30, 2002 was $58,355,804.

      As of March 12, 2003, the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock of the Registrant was approximately $25,552,260 on that date.

      The number of shares of the Common Stock of the Registrant outstanding as of March 12, 2003 was 42,204,935.

LEXENT INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2002

PART I

Item 1.	Business

General

      We are an infrastructure services Company, which designs, deploys and maintains telecommunications, electrical, life safety and other systems. We deliver a full spectrum of services including engineering, program management, deployment and installation in certain local metropolitan markets. Our principal focus is to provide the expertise and resources our customers need to design, build, and operate their infrastructure systems. We generally offer our services 24 hours a day, seven days a week.

      During our most recent fiscal years, our customers included primarily competitive local exchange carriers, internet service providers and carriers’ carriers. Given the current market conditions in the telecommunications industry, we have taken steps to broaden our customer base to include large enterprise customers, the real estate community and government entities and to diversify our service offerings to include systems integration, electrical contracting, installation of security systems, and other infrastructure services.

      We have offices in New York City, Washington D.C. metro, Boston metro, Long Island, and in the states of Florida, North Carolina and New Jersey.

      Our largest customers in 2002 were AT&T and Level 3 Communications. We generated 22.9% and 18.3%, respectively, of our revenues from each of these customers during 2002. Some of our key customers include IBM, general contractors in the New York metro area, Dormitory Authority of the State of New York, Con Edison Communications and WorldCom.

      Lexent was incorporated in Delaware in January 1998. Our wholly owned subsidiaries, Hugh O’Kane Electric Co., LLC, National Network Technologies LLC, Lexent Services, Inc., HOK Datacom, Inc., Lexent Capital, Inc., and Lexent Metro Connect LLC, were formed in June 1998, August 1998, May 2000, November 2000, July 2001 and March 2002, respectively. On August 22, 2002, Lexent Metro Connect was awarded a 15 year Franchise for Local High Capacity Telecommunications Services for the City of New York, which expires on or about August 22, 2017, unless terminated earlier.

      In July 1998, Hugh O’Kane Electric Co., Inc., our predecessor company, merged into Lexent, and Lexent issued 22,716,600 shares of common stock to the stockholders of our predecessor. Following the merger, substantially all of our assets were contributed to our subsidiary, Hugh O’Kane Electric Co., LLC, and that entity also assumed all of the obligations of Lexent, including those of our predecessor company.

Industry Overview

Telecommunications and Infrastructure Industries

      The Telecommunications Act of 1996 opened the local telephone market to competition by requiring the incumbent local exchange carriers (ILEC) to provide competitive local exchange carriers with conditional access to their networks. In accordance with applicable law, competitive local exchange carriers (CLEC) were permitted to offer local, long distance and data services to their customers including high bandwidth services to businesses and consumers.

      In the early years following the adoption of the Telecommunications Act of 1996, the telecommunications industry grew rapidly with competitive telecommunications companies building fiber broadband networks in various locations in the United States. The proliferation of telecommunications companies and new technologies created an environment in which speed to market in the design and construction of the telecommunications network was a critical component of many telecommunications companies’ business plans.

      After an initial surge in the growth in the development of telecommunications networks, the expected demand for broadband services failed to materialize to the extent anticipated. Along with the economic recession, the unmet expectations in the telecommunications and broadband market resulted in the supply of fiber optic network capacity surpassing demand. Several competitive telecommunications companies faced significant economic setbacks in 2001 and 2002, and some of these companies filed for bankruptcy. Most of the competitive local exchange carriers announced cutbacks in their expansion plans and in their capital expenditures for 2001 and beyond.

      We believe that the changing environment in the telecommunications industry has placed significant challenges not only upon the competitive telecommunications carriers but also upon those companies that provide services and equipment to those carriers. As a result, we resized our operations and closed certain offices during 2001 and 2002.

      Although a number of telecommunications carriers have ceased to operate or have significantly reduced their operations and/or capital expenditures, we believe that the need for telecommunications solutions at the enterprise level will continue. Accordingly, we offer our telecommunications services not only to telecommunications customers but also to enterprise customers, the real estate community and governmental entities. In addition, we have diversified our service offerings to include not only telecommunications services but also other infrastructure services such as systems integration, electrical contracting, security and closed circuit TV. Specifically, Hugh O’Kane Electric Co., LLC subsidiary has a long history of providing electrical services to enterprise customers. Our Lexent Metro Connect subsidiary will offer telecommunications services along certain routes in New York City, in accordance with the term of its franchise. We believe that the diversification of our service offerings and the expansion of our customer base is an appropriate strategy in today’s difficult telecommunications market.

Competition

      Our markets are highly competitive and fragmented and are served by numerous vendors. We believe that there is not a dominant provider of infrastructure services or telecommunications services on a national level. Often the internal divisions of our customers and prospective customers may be competitors for the services we offer. We may also compete with independent vendors and equipment manufacturers. Moreover, as there are relatively few barriers to entry in the market in which we operate, any entity with adequate financial resources and access to technical expertise and personnel may become our competitor.

      We believe that the principal competitive factors in our markets include pricing, quality and responsiveness of service, industry experience, reputation, and the ability to deliver timely results. In addition, expertise in multiple disciplines and in new and evolving technologies is often significant. Because some of our customers, especially government entities, utilize bidding procedures to award contracts, price often becomes the most dominant factor in the decision making process. We believe that we can compete effectively in our markets on the basis of our experience and reputation in the industries, our knowledge of the multiple disciplines required by our customers, our highly trained work force, our knowledge of emerging technologies, our familiarity with equipment for multiple vendors, and our competitive pricing.

Strategy

      Because of the economic difficulties facing telecommunications carriers, we altered our business strategy during 2001, and continued this approach in 2002. We have broadened our infrastructure offerings beyond telecommunications services. We believe that electrical contracting, systems integration, security, and related infrastructure services are a natural outgrowth of our core telecommunications services. Since one of our subsidiaries, Hugh O’Kane Electric Co., LLC, has a long history of providing electrical services in our legacy New York City metropolitan market, its reputation is well established. In 2002, we formed our Lexent Metro Connect subsidiary, which has been granted a franchise to offer certain telecommunications services in New York City.

      In addition to the diversification of our service offerings, we continue to seek to broaden our customer base while still maintaining and strengthening our long term and strategic relationships with stable telecommunications companies. Our customer base has included cable television companies, electric utilities and incumbent telecommunications carriers. We believe that the telecommunications needs of the enterprise customers and government entities continue to increase in a world where technology is changing rapidly. By diversifying our telecommunications customer base beyond the competitive local exchange carriers, we intend to reduce our exposure to the economic hardships of the competitive local exchange carriers. We believe that our diversification strategy may result in the creation of relationships with new customers and expanded relationships with existing customers.

      We have utilized our design and engineering services to establish relationships with customers when a project is conceived. Based on these relationships, we may pursue additional opportunities for program management and network deployment. Upon completion of a network, we offer ongoing network upgrade and maintenance services. Our experience with emerging technologies may offer opportunities for network upgrades and deployment of a carrier’s next generation network. As technologies continue to evolve and networks become more complex, we continue to broaden our services to meet the changing needs of our customers.

      As part of our strategy to deal with the changing telecommunications environment, we have taken steps to reduce our operational overhead and headcount. During 2001 and continuing into 2002, we significantly reduced our work force and closed offices, which were no longer strategically consistent with our business plans. We have been impacted by the bankruptcies of some of our large customers and have incurred significant exposure to uncollectible amounts. We are also affected by the intense price competition in a shrinking telecommunications and infrastructure services market. Accordingly, we have scaled back our plans to expand and will focus on our core geographic markets. We are carefully monitoring our expenses and intend to utilize strict credit practices to reduce receivable collection risk. We continue to focus on leveraging our administrative organization to achieve other cost savings and efficiencies.

      We believe that the aforementioned strategies should permit us to reduce costs, diversify our customer base and service offerings and to stabilize our business in 2003 and beyond. However, current economic conditions, both nationally and in the telecommunications industry, will impact negatively our ability to maintain our business at historic levels in the near term future.

Acquisitions and Investments

      There were no significant acquisitions or investments during 2002.

Services

Specialized Telecommunications Services

      We believe our ability to compete effectively is often based upon our ability to be a single source provider of vertically integrated services that have traditionally been offered separately by multiple vendors and coordinated by a carrier’s internal deployment staff. We provide a wide range of services for the deployment of telecommunications networks that allow for broadband connectivity. We have installed fiber backbone, local SONET rings, dense wave division multiplexing (DWDM) systems, fixed wireless systems, digital subscriber line (DSL) and digital loop carrier equipment, digital cross connect systems, routers, power distribution systems and telemetry monitoring systems. We also provide daily circuit testing of DS0, DS1 and DS3 services provided by ILECs for our customers. Our technicians have been trained to perform any of these services and other options for our customers. We have developed expertise to install equipment from most major telecommunications equipment vendors. Additionally, we have set up the interconnections between CLECs, long distance carriers and ILECs, which allow for the transfer of calls and data among most major telecommunications providers.

Electrical Construction, System Integration, Security and Maintenance Services

      We provide electrical construction, systems integration services, and security system installation along with related maintenance services for our customers. The services may also include, premise wiring services within buildings and among individual offices. Although these services may be performed as stand-alone services, often they are performed in conjunction with our telecommunications services. Our customers have included enterprise businesses, the real estate community and government entities.

Design and Engineering

      Our engineers and technical staff design telecommunication and infrastructure systems to suit our customers’ needs. Because of our knowledge of the areas where we operate and our familiarity with different technologies, we may be able to achieve efficiencies and avoid disruptions or delays in installations by designing networks and systems avoiding known or potential problem areas. In addition, we design layouts for facilities, which include equipment configurations, power distribution systems and cable routes throughout building riser systems. We also develop record keeping and maintenance procedures.

Program Management

      Our program management staff is responsible for managing all aspects of the various relationships with our infrastructure customers. Program managers oversee the total scope of services we provide, including supervising and coordinating the engineering and design process, securing building and zoning permits, managing multiple vendors and documenting the entire process for the customer. Our program management teams can provide our customers with a single point of contact to ensure that their needs are continually being met.

Upgrade and Maintenance Services

      We provide upgrade and maintenance services to our customers. As usage increases, we can install telecommunications access lines, electrical lines and telecommunications and electrical equipment to provide additional capacity if required by our customers. We can upgrade equipment and reconfigure equipment, if appropriate, as a result of a change in technology or a change in the needs of our customers. We can have technicians based at customers’ premises to monitor service issues that may arise and to perform routine maintenance. Our technicians are available 24 hours a day, seven days a week, to handle emergency repairs, such as fiber cuts or equipment problems, while preventing or minimizing service disruptions. These services allow our customers to maintain the reliability of their telecommunications systems and other networks without building a large workforce in all of their locations to handle day-to-day problems.

Local High Capacity Telecommunications Services in New York City

      In accordance with the terms of our Franchise issued by the New York City Department of Information Technology and Telecommunications in August 2002, we intend to offer certain telecommunications services to customers who may want specialized services supplied from an entity different from the incumbent local exchange carrier. We have not yet constructed our system in New York City.

Risk Factors

      In this section, we describe several significant risks affecting our Company. Should any of the risks set forth below occur, our business, financial condition, or results of operations could be materially affected. Of course, the risks and uncertainties set forth below may not be the only ones facing our Company, as there are unknown risks and those we currently consider immaterial.

      In 2001 and 2002, the telecommunications industry has been in a state of rapid change. Several of the competitive telecommunications carriers, which have historically supplied significant revenue to our Company, have suffered significant losses, have filed for bankruptcy protection, or have ceased to exist. Most of our telecommunications customers have announced reductions in their future plans for capital expenditures. The emerging competitive telecommunications industry, which had projected dramatic growth in the need for broadband services, has been materially and adversely impacted by the failure of such growth to materialize. As a result, many companies that serve the telecommunications industry by providing equipment, engineering and/or installation services have been adversely affected by the deterioration of the financial stability of their telecommunications customers. It is unknown when and if the telecommunications industry will recover and to what extent future growth, if any, in the telecommunications industry will materialize.

      The effect of our telecommunications customers experiencing financial difficulties and curtailing their capital expenditures has been that our total revenues from those customers have significantly declined. We do not expect to continue to derive historical levels of revenue from those customers. We implemented a diversification strategy to diversify both our services and our customer base because we do not intend to be reliant upon the competitive telecommunications carriers for the bulk of our revenues. Since our diversification strategy is in its early stages and may not succeed, there can be no assurance of our ability to replace revenues from our telecommunications carriers with revenues from new services and new customers.

      The national economic downturn has also reduced demand for all of the Company’s service offerings. If the general level of economic activity does not recover, our customers may delay or not proceed with their projects. The inability of our customers, particularly the competitive telecommunications carriers, to obtain capital may reduce further the size and number of projects undertaken by our customers. Many of the factors affecting our customers are beyond our control, and we cannot be certain that our strategies will be successful.

      We have also taken steps to lower operational overhead, reduce headcount, monitor expenses and impose stricter credit guidelines. We cannot be certain that our actions will result in increasing profitability for our Company or the improvement of our operating margins. Controlling expenses in some of our infrastructure service projects is especially important given low margins that occur in such projects. In addition, because we have reduced our overhead and the number of employees, our business may not operate as efficiently. If we fail to properly balance the goals of lowering costs while maintaining efficient operations, our results of operations will be negatively affected.

      Our service agreements may not assure the continuation of our revenue and may be cancelled on short notice. We may be unsuccessful in replacing those agreements when they expire or if they are cancelled. Historically, we have derived a significant portion of our revenues from a limited number of customers, and the loss of a few customers could cause a significant decrease in our revenues if we are not able to replace those customers with new customers for equivalent services. We also expect our quarterly results to fluctuate based upon a mix of factors. Furthermore, although we seek to enter into long term, recurring revenue agreements, we cannot be certain these will materialize.

      Our operating results may suffer because of competition in the telecommunications and infrastructure services industries. Both the telecommunications services market and the infrastructure service markets in which we compete are highly competitive and are served by numerous companies. Price competition affects both our ability to be awarded projects and our profit margins. We believe that our ability to compete depends on a number of factors outside of our control, including but not limited to, market pricing, the ability of our customers to perform the services themselves, the downturn in the telecommunications industry, and the overall economic downturn.

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

      To the extent that our customers suffer adverse developments in their financial condition, they may be unable to repay some or all of our accounts receivable, and as a result, our financial results would be adversely impacted. Provision for doubtful accounts represents our estimates of the amounts of our receivables that will be uncollectible. If in any period there are adverse developments in the financial condition of our customers, we may significantly increase our provision for doubtful accounts. The amounts of our receivables, which will ultimately be collected from each of our customers, may differ from our estimates, and accordingly, our operating results in any period may vary significantly depending on changes in our customers’ financial condition or changes in our estimates of the uncollectible amounts of our receivables.

      Our Lexent Metro Connect strategy may not be successful. We are new to the business of offering high capacity telecommunications services, and we are uncertain if we will be able to attract customers and achieve profitable margins. The construction of a telecommunications network in New York City may be costly. If we are unable to meet our franchise commitments, our franchise may be terminated. In addition, if the Lexent

Metro Connect strategy is successful, we might be competing with some of our current telecommunications customers for revenues. This may adversely affect our relationships with such customers.

      In January and February 2003 four members of our Board of Directors resigned. The development leaves only Hugh J. O’Kane and Kevin M. O’Kane as the remaining members of our Board. Lexent has received a letter, dated March 3, 2003, from the NASDAQ Stock Market notifying Lexent that, as a result of the previously announced resignations of the four independent directors, Lexent does not currently meet the independent director and auditor committee requirements for the continued listing on NASDAQ. NASDAQ rules require Lexent to have an audit committee composed of at least 3 independent directors. NASDAQ is currently reviewing Lexent’s eligibility for continued listing on NASDAQ and has requested that Lexent submit a specific plan and timetable to achieve compliance with NASDAQ rules. The requested plan has been submitted. NASDAQ has not yet issued a formal notice for the delisting of Lexent’s securities from NASDAQ. Lexent intends to request an extension time from NASDAQ pending the evaluation of the proposed management offer. In the event that NASDAQ declines such request, Lexent may receive a formal delisting notice from NASDAQ. If a formal notification of delisting is received, Lexent intends to appeal such determination and will request a formal hearing with NASDAQ’s Listing Qualifications Panel. However, if Lexent is not successful in maintaining the listing of its common stock on NASDAQ, its common stock will trade on the over-the-counter bulletin board, which may impact upon the liquidity of our securities.

Employees

      As of December 31, 2002, we had 566 employees, 454 of whom are billable employees working directly on projects. Approximately 392 of our employees are represented by a labor union, the International Brotherhood of Electrical Workers or IBEW. We have not experienced any work stoppages in the past 25 years and we believe that our relationships with our employees and union representatives are satisfactory.

Training and Career Development

      We believe that our training and career development helps us to retain our employees. Employees participate in ongoing educational programs to enhance their technical and management skills through classroom and field training. Manufacturers of telecommunications equipment also sponsor training programs covering the installation and maintenance of their equipment, which our employees regularly attend. We also provide opportunities for promotion and mobility within the Company that we believe are key components of employee retention.

      We believe our employee training, development and advancement structure better aligns the interests of our employees with our corporate interests and creates a cooperative, entrepreneurial atmosphere and shared vision. We are dedicated to maintaining an innovative, creative and empowering environment where we work as a team to exceed the expectations of our customers and provide our employees with personal and professional growth opportunities.

Item 2.	Properties

Facilities

      As of December 31, 2002, we leased space at 20 separate locations throughout California, Connecticut, Florida, Illinois, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Texas and Virginia. Of these 20 locations, we currently sublease one location in each of California, Connecticut, and Illinois to unrelated third parties. Additionally, three of our leased locations are owned by Hugh J. O’Kane, Jr., our Chairman, and Kevin M. O’Kane, our Vice Chairman, and Chief Executive Officer, and two of these three locations are also owned by Denis J. O’Kane, a stockholder in Lexent Inc. and the brother of each of Kevin and Hugh O’Kane, Jr. Since December 31, 2002, we terminated our lease in Pennsylvania and signed a lease for another location in New York, therefore, the number of leased locations remains at 20. Our principal executive offices are located in approximately 20,000 square feet of office space at Three New York Plaza in New York, New York. The lease for this office space expires in February 2005.

Item 3.	Legal Proceedings

      We are subject to various claims and proceedings that occur from time to time. In particular, several employment related lawsuits or administrative complaints have been filed alleging wrongful termination, breach of contract or employment discrimination.

      A shareholder class action suit filed on October 26, 2001, Labansky, et al. v. Lexent Inc. et al., in the Southern District of New York against the Company, certain of its present and former senior executives and its underwriters continues. All individual present and former senior executive defendants have been dismissed from the case without prejudice. The complaint alleges that the registration statement and prospectus relating to the Company’s initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose that (1) certain underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Company’s stock in the initial public offering; and (2) certain underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Company’s stock in the aftermarket following the initial public offering. The suit against the Company is part of a number of initial public offering securities claims against multiple issuers and underwriters presently pending before the Judge. No discovery has occurred in the suit involving the Company. On February 19, 2003, U.S. District Court Judge Scheindlin issued an opinion denying the Motion to Dismiss the Section 11 claims against the Company but granting said motion, without prejudice, with respect to the Section 10 (b) (5) claims. As indicated in previous filings, the Company intends to defend itself vigorously. Management currently believes that the resolution of this litigation will not have a material adverse impact on the Company’s financial position or the results of operations, although the ultimate outcome of this matter cannot be determined at this time.

      On July 9, 2002, the Company’s subsidiary, Hugh O’Kane Electric Co., LLC (“HOK”), was served with a Complaint filed in the District of Maryland by several former employees, Yemele T. William Nestor et al. v. Hugh O’Kane Electric Company, LLC (“Employee Action”), alleging violations of Title VII of the Civil Rights Act of 1964, as amended. Plaintiffs in the Employee Action seek compensatory and punitive damages. In addition, on September 9, 2002, HOK was served with a second Complaint filed in the District of Maryland by the U.S. Equal Employment Opportunity Commission on behalf of other employees, Equal Employment Opportunity Commission v. Hugh O’Kane Electric Company, LLC (“EEOC Action”), alleging violations of Title VII of the Civil Rights Act of 1964, as amended. The EEOC Action seeks compensatory damages and injunctive relief. The Employee Action and the EEOC Action arise from the same core of allegations. HOK intends to defend itself vigorously in both actions. HOK’s Answers in both actions have been filed, and limited discovery has been conducted in anticipation of mediation, which has been scheduled for March 2003. It is too early to assess the ultimate outcome of the above-referenced matters served upon HOK. Therefore, at present, it cannot be determined whether the ultimate outcome of these matters, individually or cumulatively, will have a material impact on the Company’s financial position or results of operations.

      On or about July 22, 2002, the Company was served with a complaint in the Northern District of Illinois, Annecca Inc. et al. v. Lexent Inc., brought by several plaintiffs associated with U.S. Electric LLC, alleging that the Company’s decisions neither to complete the purchase of U.S. Electric nor to employ certain of U.S. Electric’s principals constitute a breach of contract. Plaintiffs seek damages for lost profits, salaries, etc. The Company believes that the complaint is without merit and will vigorously defend itself. The Company’s Answer has been filed, and the Company has asserted several counterclaims. The parties are currently engaged in discovery. It is too early to assess the ultimate outcome of the litigation. Therefore, at present, it cannot be determined whether the ultimate outcome will have a material impact on the Company’s financial position or results of operations.

      HOK continues to be involved in litigation in the Southern District of New York, U.S. Information Systems, Inc. et al. v. International Brotherhood of Electrical Workers Local Union 3, AFL-CIO et al., served on or about March 10, 2002, brought by three electrical contractors alleging a conspiracy among certain other contractors (including HOK) and the International Brotherhood of Electrical Workers, Local Union Number 3, AFL-CIO (“IBEW”). The suit alleges violations of the federal Sherman Antitrust Act and state laws and claims that the defendants exercise market power restricting the ability of plaintiffs, who employ workers from the Communication Workers of America (“CWA”), from performing telecommunications services work in the New York metropolitan area. Plaintiffs seek treble damages. The Company believes that this suit is part of an ongoing labor dispute between the IBEW and the CWA and that the allegations against HOK are without merit. HOK intends to defend itself vigorously in this litigation. Discovery is complete, but it is too early to assess the ultimate outcome of the litigation. Notwithstanding, a damage judgment against HOK could have a material adverse effect on the Company’s business operating results and financial condition.

      On February 18, 2003, the Company announced that it had received an offer from a buying group, which included Hugh J. O’Kane, Jr. and Kevin M. O’Kane (“Buying Group”), to purchase all outstanding shares of the Company (not owned by the Buying Group) for $1.25 per share (“Offer”). The Company’s Board of Directors currently consists solely of Hugh J. O’Kane, Jr. and Kevin M. O’Kane. As a result of the absence of independent members from the Company’s Board of Directors, the Company retained Rodman & Renshaw, Inc., a New York based investment banking firm as an independent advisor to assist in evaluating and responding to the Offer. As of March 15, 2003, the Company was aware of six (6) class action lawsuits that had been filed in the State of Delaware. All of the lawsuits have named Lexent Inc., Hugh J. O’Kane, Jr. and Kevin M. O’Kane as defendants. At least one of the lawsuits, Robert Ramsey v. Lexent Inc. et al., has also named, as defendants, several former members of the Company’s Board of Directors. The suits allege, inter alia, that the Offer is unfair and inadequate, the Buying Group has engaged in self-dealing and has not acted in good faith, and that Lexent Inc. and its Board of Directors, present and former, have breached their fiduciary duty to shareholders. The plaintiffs seek damages, including, but not limited to, enjoining the Company and the Buying Group from proceeding with, consummating or closing the proposed transaction. Answers have not yet been filed on behalf of the Company and its present and former Board Members. It is too early to assess the outcome of the above referenced matters. Therefore, at present it cannot be determined whether the ultimate outcome of these matters will have a material impact on the Company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the stockholders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Our common stock is listed on the NASDAQ National Market System under the symbol “LXNT.” The following table sets forth, for the quarters indicated, the high and low sale prices of the Company’s common stock as reported by NASDAQ.

	High	Low

YEAR ENDED DECEMBER 31, 2001
1st Quarter	$24.13	$4.03
2nd Quarter	$8.64	$2.60
3rd Quarter	$7.69	$4.70
4th Quarter	$7.60	$4.90
YEAR ENDED DECEMBER 31, 2002
1st Quarter	$6.70	$2.82
2nd Quarter	$3.30	$1.55
3rd Quarter	$2.24	$1.30
4th Quarter	$1.50	$0.82
YEAR ENDED DECEMBER 31, 2003
1st Quarter (through March 12, 2003)	$1.29	$0.75

      On March 12, 2003, there were approximately 42,204,935 shares of Common Stock outstanding, which were held by approximately 1,875 stockholders of record of the Company’s common stock. The last sale price for the common stock as reported by NASDAQ was $1.25 per share on that date.

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

Recent Sales Of Unregistered Securities

      In 2002, the Company did not sell or issue any securities that were not registered under the Securities Act.

Item 6.	Selected Consolidated Financial Data

      The following table sets forth certain selected consolidated financial data of the Company for the years ended December 31, 2002, 2001, 2000, 1999, and 1998. The selected consolidated financial data is derived from our consolidated financial statements. You should read the following selected consolidated financial data together with our consolidated financial statements and their notes as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$123,842	$240,578	$295,993	$150,862	$70,959
Cost of revenues	130,524	195,001	222,754	119,577	55,752

Gross margin	(6,682)	45,577	73,239	31,285	15,207
General and administrative expenses	15,906	20,237	20,340	9,012	6,815
Depreciation and amortization	4,787	5,803	3,628	1,495	779
Non-cash stock-based compensation	3,301	6,058	26,159	2,191	—
Provision for doubtful accounts	126	32,286	2,551	2,373	1,096
Restructuring charges, net	9,132	13,564	—	—	—
Impairment of goodwill	1,514	—	—	—	—

Operating income (loss)	(41,448)	(32,371)	20,561	16,214	6,517
Interest expense	244	1,077	1,252	1,104	1,143
Interest income	(1,350)	(2,334)	(1,966)	—	—
Other (income) expense, net	3,743	2,002	(5)	27	166

Income (loss) before income taxes	(44,085)	(33,116)	21,280	15,083	5,208
Income tax provision (benefit)	6,212	(13,856)	12,704	7,131	1,380

Net income (loss)	$(50,297)	$(19,260)	$8,576	$7,952	$3,828

Net income (loss) per share:
Basic	$(1.20)	$(0.46)	$0.27	$0.32	$0.16

Diluted	$(1.20)	$(0.46)	$0.22	$0.24	$0.15

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Weighted average number of common shares outstanding:
Basic	41,945	41,449	30,839	22,721	22,717

Diluted	41,945	41,449	38,266	33,531	26,390

Pro Forma Information (unaudited):
Income before income taxes					$5,208
Pro forma provision for income taxes(1)					2,344

Pro forma net income(1)					$2,864

Pro forma net income per share
Basic			$0.21	$0.24	$0.11

Diluted			$0.20	$0.23	$0.11

Pro forma weighted average number of shares:
Basic			40,654	32,536	27,025

Diluted			42,356	34,606	27,025

	As of December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Consolidated Balance Sheet Data:
Cash and investments	$74,423	$75,839	$63,690	$1,158	$1,495
Working capital	94,444	128,996	140,811	25,697	10,691
Total assets	124,445	168,515	199,001	60,379	32,309
Total debt	2,499	5,593	10,807	18,812	13,985
Total stockholders’ equity (deficit)	91,725	137,969	150,481	3,715	(6,388)

(1)	Through July 23, 1998, we elected to be taxed as an S corporation under the Internal Revenue Code of 1986. Accordingly, we did not recognize any provision for federal income tax expense during periods prior to that time. The pro forma provision for income taxes and pro forma net income for 1998 reflect the amounts we would have recorded if we had been a C corporation during this period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      During our most recent fiscal years, our customers included primarily competitive local exchange carriers, internet service providers and carriers’ carriers. Given the current market conditions in the telecommunications industry, we have taken steps to broaden our customer base to include large enterprise customers, the real estate community and government entities and to diversify our service offerings to include systems integration, electrical contracting, installation of security systems, and other infrastructure services.

      We have offices in New York City, Washington D.C. metro, Boston metro, Long Island, and in the states of Florida, North Carolina and New Jersey. For the years 2002 and 2001, approximately 77% and 79%, respectively, of our revenue was earned from services provided in the New York metropolitan region, including New York City, New Jersey, Long Island and White Plains.

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

      As of December 31, 2002, we had 454 employees working directly on projects and 112 employees providing supervision, support, and general, administrative and marketing functions.

      Our customers for the design and deployment of telecommunications networks have historically included large, well-established telecommunications carriers as well as smaller, early stage telecommunications carriers. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. For the years 2002 and 2001, we derived approximately 23% and 16%, respectively, of our revenues from our largest customer, and 18% and 23%, respectively, of our revenues from our second largest customer. A significant portion of our revenues from the second largest customer in 2002 was derived from a contract, which was completed during 2002. Additionally, the volume of work performed for specific customers is likely to vary from period to period, and a major customer in one period may require a lesser amount of our services in a subsequent period. Several of our telecommunications-carrier customers who provided us with significant revenues in 1999, 2000, 2001, and 2002, have experienced financial difficulties and have curtailed their capital expenditures. As a result, revenues from those customers have declined and we do not expect to continue to derive future revenue from those customers. We intend to derive other revenues by providing our services to new customers, but no assurance of our success in replacing those revenues can be given.

      On January 1, 1997, we repurchased common shares owned by a stockholder and issued a subordinated promissory note in the amount of $10.2 million bearing interest at 6% per year. We make quarterly payments of $0.4 million plus interest on that note and as of December 31, 2002, a balance of $2.0 million was outstanding.

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

      For projects whose duration is not expected to exceed 90 days, revenue and expense is recognized under the completed contract method, in which we recognize revenue and expense when our services have been performed and the projects have been completed. For projects, which have been completed but not yet billed to customers, we recognize revenue based on our estimates of the amounts to be realized. When such projects are billed, any differences between our initial estimates and the actual amounts billed are recorded as increases or decreases to revenue.

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

      Provision for doubtful accounts represents our estimates of the amounts of our receivables, which will be uncollectible. If in any period there are adverse developments in the financial condition of our customers, we may significantly increase our provision for doubtful accounts. The amounts of our receivables, which will ultimately be collected from each of our customers, may differ from our estimates, and accordingly, our operating results in any period may vary significantly depending on changes in our customers’ financial condition or changes in our estimates of the uncollectible amounts of our receivables.

      As of December 31, 2002, we provided for a full valuation allowance on our net deferred tax asset of $26.7 million. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including, but not limited to, our performance, the market environment in which we operate and the length of carryback and carryforward periods. Based on our performance in the past few years and the current challenging economic environment that has negatively impacted our operating results, we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax assets. In addition, we expect to provide a full valuation allowance on future tax benefits until we can substantiate a level of profitability that demonstrates our ability to utilize the assets. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

      During 2002 and 2001, we recorded significant charges in connection with our restructuring plan. The related reserves reflect many estimates, including those pertaining to severance and related contractual obligations, write-offs of property and equipment and obligations under leases for premises, which we have vacated. We reassess the reserve requirements to complete our restructuring plan at the end of each reporting period. Actual experience has been and may continue to be different from these estimates. For example, we revised our estimates for certain fiscal 2001 restructuring plans during fiscal 2002, which resulted in a net credit of $0.4 million. As of December 31, 2002 and 2001, liabilities associated with our restructuring program were $10.6 million and $9.3 million, respectively. For more information, see Note 8 of “Notes to Consolidated Financial Statements.”

Results of Operations

      The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of total revenues. Our results of operations are reported as a single business segment. The percentages may not add due to rounding.

	As of December 31,

	2002	2001	2000	1999

Consolidated Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	105.4	81.1	75.3	79.3

Gross margin	(5.4)	18.9	24.7	20.7
General and administrative expenses	12.8	8.4	6.9	6.0
Depreciation and amortization	3.9	2.4	1.2	1.0
Non-cash stock-based compensation	2.7	2.5	8.8	1.5
Provision for doubtful accounts	0.1	13.4	0.9	1.6
Restructuring charges	7.4	5.6	—	—
Impairment of goodwill	1.2	—	—	—

Operating (loss) income	(33.5)	(13.5)	6.9	10.7
Interest expense	0.2	0.4	0.4	0.7
Interest income	(1.1)	(1.0)	(0.7)	—
Other expense, net	3.0	0.8	—	—

Income (loss) before income taxes	(35.6)	(13.8)	7.2	10.0
Income tax provision (benefit)	5.0	(5.8)	4.3	4.7

Net income (loss)	(40.6)%	(8.0)%	2.9%	5.3%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenues. Our revenues decreased by 49% to $123.8 million in 2002 from $240.6 million in 2001. The decrease in revenues was primarily a result of lower capital expenditures by several of our large telecommunications customers due to changing conditions in the telecommunications industry and to the filing for bankruptcy by a number of our telecommunications customers during 2001. As a result, we do not expect to continue to derive our historical levels of revenues from telecommunications customers. During 1999, we entered into an engineering, procurement and construction contract (the “EPC contract”) with one of our largest customers, Level 3 Communications, under which we recorded approximately $16.3 million and $47.3 million of revenues for 2002 and 2001, respectively. The EPC contract was completed for all markets during 2002.

      Cost of revenues. Our cost of revenues represented 105% of revenues in 2002 compared to 81% of revenues in 2001. The increased percentage was due in part to fixed overhead costs, which represented a higher percentage of a lower level of revenues, the establishment of job loss provisions due to revisions in estimates on certain electrical contracting projects, and in part to pricing pressure. We anticipate that pricing pressure will continue during 2003. Costs of approximately $14.2 million and $41.3 million were incurred in 2002 and 2001, respectively, in connection with the EPC contract.

      General and administrative expenses. Our general and administrative expenses decreased 21% to $15.9 million in 2002 from $20.2 million in 2001. The decrease is primarily attributed to compensation and related benefits for administrative personnel as a result of rightsizing the Company during 2002.

      Depreciation and amortization. Our depreciation and amortization expense decreased to $4.8 million in 2002 from $5.8 million in 2001. The decrease reflects a reduction in equipment and leasehold improvements resulting from the closing of offices in 2002.

      Non-cash stock-based compensation. Amortization of deferred stock-based compensation declined to $3.3 million in 2002 from $6.1 million in 2001. The decrease was due to the reversal in the first quarter of 2002 of $3.8 million of deferred stock-based compensation for unvested options forfeited during that period, and the reversal on April 1, 2001 of $7.6 million with respect to an optionee whose status was changed from employee to consultant on that date.

      Provision for doubtful accounts. Our provision for doubtful accounts decreased to $0.1 million in 2002 from $32.3 million in 2001. The decrease is due to the reduction in the receivable balance resulting from, an increase in collection and the write-off of uncollectible receivable balances throughout 2002.

      Restructuring charges, net. In 2002, we recorded $9.1 million in restructuring charges, primarily in connection with the closing of eleven offices and reduction in our workforce. The restructuring charges are comprised primarily of $6.5 million for obligations under leases for premises which the Company has vacated, $0.7 million for severance and related contractual obligations for approximately fifteen non-unionized personnel and executives in areas being closed or scaled back, and $2.3 million for write-offs of property and equipment offset against $0.4 million for the unused restructure reserve for severance from 2001. During the year we scaled back our expansion plans and closed a number of offices, and changed our business plans to focus primarily on our traditional markets, including the New York metropolitan region, Washington D.C., and Florida.

      We expect the implementation of our restructuring plan to reduce our pre-tax operating expenses by $6.7 million in the year 2003, of which $1.9 million would represent cash savings. The anticipated cash savings result primarily from reduced headcount, fewer vehicles, and sublease income from vacated premises.

      Total cash outlays under the restructuring program are expected to be approximately $10.6 million. Of the balance of $10.6 million, severance and related contractual obligations of $0.5 million are expected to be paid by the first quarter of 2003 and obligations under leases of $10.1 million are expected to be paid over the remaining terms of the leases up to eight years.

      Impairment of goodwill. During the fourth quarter of 2002, we conducted the required annual impairment review of our goodwill. Due to a significant decrease in demand for services from telecommunications carriers and uncertainty as to the timing of any improvement in industry conditions, we determined that the implied fair value of our reporting unit, based on quoted market prices, is less than recorded goodwill for our reporting unit. As a result we recorded a goodwill impairment charge of $1.5 million.

      Interest expense. Interest expense decreased to $0.2 million in 2002 from $1.1 million in 2001. The decrease was primarily due to a lower average level of debt outstanding in 2002. During 2002 we repaid $1.5 million of our subordinated note payable to a stockholder.

      Interest income. Interest income decreased to $1.4 million in 2002 from $2.3 million in 2001. Interest income is earned on our interest-bearing cash equivalents. The decreased income in 2002 was attributed to lower prevailing interest rates.

      Other (income) expense, net. Other (income) expense, net, was $3.7 million of expense, comprised primarily of $2.3 million for losses on the disposal of fixed assets and $1.4 million for a net loss on publicly traded shares of common stock received from a customer in October 2001 in partial settlement of a receivable.

      Income tax provision (benefit). Based on our performance in the past few years and the current challenging economic environment that has negatively impacted our operating results, we concluded that it was appropriate to establish a full valuation allowance on our deferred tax asset at December 31, 2002. Accordingly the effective tax rate of 14.1% in 2002 is principally due to the establishment of the valuation allowance. The effective tax rate was (42%) in 2001, because a significant portion of our operation is concentrated in New York City, which subjects us to local tax on income derived in that jurisdiction.

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenues. Our revenues decreased by 19% to $240.6 million in 2001 from $296.0 million in 2000. The decrease in revenues was primarily a result of lower capital expenditures by several of our large telecommunications customers due to changing conditions in the telecommunications industry and to the filing for bankruptcy by a number of our telecommunications customers during 2001. As a result, we do not expect to continue to derive our historical levels of revenues from telecommunications customers. During 1999, we entered into an engineering, procurement and construction contract (the “EPC contract”) with our largest customer, Level 3 Communications, under which we recorded approximately $47.3 million and $69.2 million of revenues for 2001 and 2000, respectively. The EPC contract was completed for all markets except New York and Boston during 2001, and is expected to be fully completed during 2002, and accordingly, revenues from the EPC contract will be lower in 2002 than in 2001.

      Cost of revenues. Our cost of revenues represented 81% of revenues in 2001 compared to 75% of revenues in 2000. The increased percentage was due in part to fixed overhead costs, which represented a higher percentage of a lower level of revenues, and in part to pricing pressure. We anticipate that pricing pressure will continue during 2002. Costs of approximately $41.3 million and $60.7 million were incurred in 2001 and 2000, respectively, in connection with the EPC contract.

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

      Non-cash stock-based compensation. Amortization of deferred stock-based compensation declined to $6.1 million in 2001 from $26.2 million in 2000, primarily because amortization in 2000 reflected up-front vesting of options granted to certain executives in the first quarter of 2000. The decrease in 2001 was also due in part to the reversals of $1.3 million of deferred stock-based compensation for unvested options, which were forfeited, and $7.6 million with respect to an optionee whose status was changed from employee to consultant on April 1, 2001. The latter’s unvested options were remeasured at their current fair value of $1.3 million on April 1, 2001, which was charged to deferred compensation and is being amortized to expense over the remaining vesting period.

      Provision for doubtful accounts. Our provision for doubtful accounts increased to $32.3 million in 2001 from $2.6 million in 2000. The increase in 2001 was due to adverse developments in the financial condition of several of our customers during 2001, primarily telecommunications carriers that experienced adverse changes in their financial condition during 2001, and accordingly, we increased our estimates of the amount of receivables, which will not be collectible from those customers.

      Restructuring charges. In 2001, we recorded $13.6 million in restructuring charges, primarily in connection with the closing of seven offices and reduction in our workforce. The restructuring charges are comprised primarily of $9.1 million for obligations under leases for premises, which the Company has vacated, $3.3 million for severance and related contractual obligations for approximately 115 non-unionized personnel and executives in areas being closed or scaled back, and $1.2 million for write-offs of property and equipment. During the year we scaled back our expansion plans and closed a number of offices, and changed our business plans to focus primarily on our traditional markets, including the New York metropolitan region, Washington D.C., Philadelphia and Boston, among others.

      Interest expense. Interest expense decreased to $1.1 million in 2001 from $1.3 million in 2000. The decrease was primarily due to a lower average level of debt outstanding in 2001. On August 1, 2001, we repaid the loan of $2.0 million outstanding under our revolving credit facility, and during 2001 we repaid $1.5 million of our subordinated note payable to a stockholder.

      Interest income. Interest income increased to $2.3 million in 2001 from $2.0 million in 2000. Interest income is earned on our interest-bearing cash equivalents. The increased income in 2001 was due to a higher average amount of cash equivalents, partially offset by lower prevailing interest rates.

      Other (income) expense, net. Other (income) expense, net, was $2.0 million of expense, comprised primarily of a write-off of an investment in securities of $1.6 million and costs of $0.3 million related to a potential acquisition not consummated.

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

      Interest income. Interest income was $2.0 million for the year 2000, representing interest earned on our interest-bearing cash equivalents acquired in August 2000 with the proceeds from the Company’s initial public offering.

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

Liquidity and Capital Resources

      Our primary liquidity needs are for working capital and capital expenditures. Our primary sources of liquidity are cash flows from operations and the net proceeds from our IPO. As of December 31, 2002, we had cash and cash equivalents, a certificate of deposit and available-for-sale investments of $74.4 million.

      On August 2, 2000, we completed an IPO of 6,900,000 shares of common stock at a price of $15.00 per share. We received net proceeds of $96.3 million after underwriting discounts and before expenses of the offering. We used approximately $10.1 million of the net proceeds to pay a portion of the borrowings outstanding under our revolving credit facility. We also used $1.1 million of the net proceeds to pay dividends accrued after December 31, 1998 on redeemable convertible preferred stock which was converted to common stock upon consummation of our IPO, and $0.4 million to repay subordinated notes payable to our two principal common stockholders. The remaining net proceeds of the IPO, after expenses of the offering, were invested in interest bearing cash equivalents.

      In June 1999, we obtained a $10 million revolving credit facility from two banks, which was subsequently increased to $12.5 million in December 1999, and to $20 million in March 2000. In November 2000, we completed a $50 million bank credit facility with five banks, which was to be used for general corporate purposes including working capital and potential acquisitions. In August 2001, we repaid the $2.0 million loan outstanding under the credit facility, and in December 2001 we terminated the credit facility as we did not anticipate that borrowings under the credit facility would be required in order to meet our projected needs for liquidity for the foreseeable future.

      Cash used in operations is required primarily to carry accounts receivable and to fund projects in process and other working capital requirements. To the extent that our customers suffer adverse developments in their financial condition, they may be unable to provide us with additional revenues and they also may be unable to repay some or all of our receivables, and as a result our cash receipts would be adversely impacted. Net cash used by operations was $1.6 million for 2002, representing net collections of receivables offset by payments made for accrued liabilities. Net cash provided by operations was $25.1 million for 2001, resulting from net collections of receivables offset by payments made for accounts payable and income taxes. Net cash used in operations was $15.1 million in 2000.

      We invoice our customers for large projects on a monthly basis as work is performed and/or when milestones are achieved. Unattained milestones would result in a delay in billing the customers, which would in turn result in a delay in cash receipts. For certain projects, customers hold back a certain percentage (usually 10%) until the project is completed. As of December 31, 2002, these holdbacks aggregated $2.6 million.

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

      Cash used by investing activities for 2002 of $43.6 million was primarily for the purchase of available-for-sale investments of $44.1 million, the investment in a certificate of deposit of $2.0 million and $0.9 million for capital expenditures, net of $3.4 million from proceeds on the sale of publicly traded common stock received from a customer in October 2001 in a partial settlement of a receivable. Cash used for investing activities, primarily capital expenditures, was $7.9 million for 2001, and $11.3 million for 2000.

      Net cash used in financing activities for 2002 was $2.5 million, and $5.0 million for 2001 primarily for debt repayments. Net cash provided by financing activities for 2000 was $88.9 million, comprised of $96.3 million in proceeds from our IPO and $6.6 million proceeds from exercises of stock options and sales of restricted stock, offset by costs of the IPO of $2.3 million, preferred dividends of $1.1 million, and net debt repayments.

      We have no material commitments other than installment obligations related to equipment purchases, leases for facilities, computer equipment and vehicles, and a subordinated note payable to a stockholder. We anticipate that available cash and cash equivalents and cash flows from operations will be sufficient to satisfy our working capital requirements for the foreseeable future. Our future working capital requirements and liquidity will depend upon many factors, including our customers’ financial condition and their ability to pay amounts owing to us, our ability to replace the revenues previously derived from several of our large telecommunications-carrier customers with revenue from other customers, and our ability to reduce costs at a rate commensurate with any reduction in revenues which we are unable to replace with new revenues.

      A summary of our contractual cash obligations as of December 31, 2002 is as follows:

	Payments Due By Period

					2006
	Total	2003	2004	2005	and Beyond

	(In thousands)
Long-term debt	$2,235	$1,776	$459	$—	$—
Capital leases	264	258	6	—	—
Operating leases	19,546	4,793	3,330	2,712	8,711

Total contractual cash obligations	$22,045	$6,827	$3,795	$2,712	$8,711

      On October 2, 2001 we received publicly traded shares of common stock of Metromedia Fiber Network Inc. (“MFN”) with a value of $4.8 million at that date, in partial settlement of a receivable. As of December 31, 2001 the MFN common stock had a market value of $4.9 million. The MFN common stock is classified as an “available-for-sale” security and is included in current assets on our balance sheet. During January and April 2002 the MFN common stock was sold for $3.4 million, resulting in a net loss of $1.4 million. See Note 6 of “Notes to Consolidated Financial Statements.”

Effects of Recently Issued Accounting Standards

      On January 1, 2002, we adopted Statement of Financial Accounting Standards No. (“SFAS”) 142, which requires goodwill to be tested for impairment on an annual basis, and written down when impaired, rather than amortized, as previously required. If an impairment loss exists as a result of the transitional goodwill impairment test, the implementation of SFAS 142 could result in a one-time charge to earnings as a cumulative effect of accounting change. We did not identify an impairment charge upon implementation.

      During the fourth quarter of 2002, we conducted the required annual impairment review. Due to a significant decrease in demand for services from telecommunications carriers and uncertainty as to the timing of any improvement in industry conditions, we determined that the implied fair value of our reporting unit, based on quoted market prices, is less than recorded goodwill for our reporting unit. As a result we recorded a goodwill impairment charge of $1.5 million.

      In October 2001, the Financial Accounting Standards Board issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement defines the accounting and reporting for the impairment and disposal of long-lived assets and was effective for us on January 1, 2002. The adoption of this Statement did not have a material effect on our results of operations or financial position.

      In April 2002, the FASB issued SFAS 145 “Rescission of FAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002.” This Statement amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after December 31, 2002. We do not anticipate that the adoption of SFAS 145 will have a material impact on the consolidated financial statements.

      In June 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for fiscal years beginning after December 31, 2002. This statement could impact the accounting for restructuring charges that the Company might incur in the future.

      In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” that amends SFAS 123 “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of APB Opinion No. 28, “Interim Financial Reporting” and Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS 148 is effective for fiscal years ending after December 15, 2002. The adoption of SFAS 148 except for the disclosure requirements had no impact on the consolidated financial statements. The additional required disclosure is found in Note 13 of “Notes to Consolidated Financial Statements.”

Forward Looking Statements

      This Annual Report on Form 10-K, including the Notes to the Consolidated Financial Statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. The Company’s operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.

      At December 31, 2002, we had cash and cash equivalents of $28.1 million, and available-for-sale investments of $44.3 million. Cash equivalents are interest-bearing investment grade securities, primarily short-term, highly liquid investments with original maturities at the date of purchase of less than 90 days. The available-for-sale investments are investment grade securities backed by U.S. government and Federal Agency bonds, which have a maturity in excess of 90 days. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase in the market interest rates by 10 basis points over the rates in effect on December 31, 2002 would cause the fair value of these short-term investments to decline by an insignificant amount. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

      We currently do not have any international operations, and we currently do not enter into forward exchange contracts or other financial instruments with respect to foreign currency. Accordingly, we currently do not have any foreign currency exchange rate risk.

Item 8.	Financial Statements and Supplementary Data

      See Item 15 and the index therein for a listing of the Financial Statements included as a part of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

PART III

Item 10.	Directors And Executive Officers of the Registrant

Information Regarding the Board of Directors and Committees

      The following individuals currently serve as members of the Company’s Board of Directors: Hugh J. O’Kane, Jr., who is the Chairman of the Board, and his brother Kevin M. O’Kane, who is the Vice Chairman of the Board and our Chief Executive Officer.

      Hugh J. O’Kane, Jr. has approximately 17 years experience in the telecommunications industry and 29 years in the electrical contracting industry. He has been Chairman of the Board of Directors since our inception. In addition, he served as our President and Chief Executive Officer from our inception until February, 2000. Prior to our founding, Mr. O’Kane held various positions in our predecessor Company, most recently as its President, since joining his family’s business in 1973. Mr. O’Kane holds a B.S. in Finance from Boston College.

      Kevin M. O’Kane has approximately 17 years experience in the telecommunications industry and 26 years in the electrical contracting industry. He was our President and Chief Executive Officer from March 31, 2001 through September 8, 2002. Since that date, he has served as our Chief Executive Officer. Prior to March 31, 2001, Mr. O’Kane was our Chief Operating Officer, and he has been a Director since our inception. In February 2000, he was appointed Vice Chairman of our Board of Directors. Prior to our founding, Mr. O’Kane held various positions in our predecessor Company, most recently as its Chief

Executive Officer, since joining his family’s business in 1976. Mr. O’Kane holds a B.S. in Accounting from Boston College.

      The following individuals do not currently serve as members of the Company’s Board of Directors, but had served in such capacity for all or a portion of the calendar year ending December 31, 2002: Peter Crisp served as a Class III Director and as a member of the Audit Committee from January 1, 2002 through March 3, 2002. Walter C. Teagle III, served as a Class I Director and as Executive Vice President, Administration, from January 1, 2002 through July 15, 2002. L. White Matthews III, served as a Class I Director and a member of the Audit Committee and Compensation Committee during 2002, but resigned from all such positions effective January 27, 2003. Kathleen Perone served as a Class II Director and as a member of the Compensation Committee during 2002. Ms. Perone also served on the Audit Committee from April 17, 2002. Ms. Perone resigned from all positions with the Company, effective February 10, 2003. Richard L. Schwob served as a Class II Director during 2002, and Mr. Schwob also served on the Audit Committee throughout 2002. Mr. Schwob resigned from all positions with the Company, effective February 7, 2003. Mr. Richard W. Smith served as a Class II Director and as a member of the Compensation Committee during 2002. Mr. Smith resigned from all positions with the Company, effective February 17, 2003.

      Due to the resignation of four directors during January and February 2003, our Board now consists solely of Mr. Hugh J. O’Kane and Mr. Kevin M. O’Kane.

Compensation Committee Interlocks and Insider Participation

      Prior to January 1999, all compensation decisions relating to our executive officers were made solely by our Board of Directors. Upon formation of our Compensation Committee and through December 31, 2002, the Compensation Committee made recommendations regarding the compensation of our executive officers.

Compensation Committee Report on Executive Compensation

      L. White Matthews, Kathleen A. Perone, and Richard W. Smith resigned from the Company’s Board of Directors and Compensation Committee on January 27, 2003, February 10, 2003 and February 17, 2003, respectively. They did not prepare a report prior to their resignation.

Report of the Audit Committee

      L. White Matthews, Richard L. Schwob, and Kathleen A. Perone resigned from the Company’s Board of Directors and Audit Committee on January 27, 2003, February 7, 2003 and February 10, 2003 respectively. They did not prepare a report prior to their resignation.

Executive Officers

      The current executive officers of the Company are as follows:

Name	Age	Position

Hugh J. O’Kane, Jr.	52	Chairman of the Board
Kevin M. O’Kane	50	CEO, Vice Chairman and Director
Bruce Levy	47	President and Chief Operating Officer
Norman Fornella	54	Executive Vice President, Chief Financial Officer
Victor P. DeJoy, Sr.	34	Executive Vice President, Engineering
Noah Franzblau	34	Vice President, Secretary and General Counsel

      For biographical information concerning Mr. Hugh J. O’Kane, Jr. and Kevin M. O’Kane see “Information Regarding the Board of Directors and Committees” above.

      Bruce Levy, President and Chief Operating Officer, joined Lexent in September 2002. Mr. Levy held a variety of senior management positions at GPU, Inc., an electric utility holding company and at GPU International Group, a wholly owned subsidiary of GPU, Inc., including President and Chief Executive Officer

(GPU International Group) and Sr. Vice President and Chief Financial Officer (GPU, Inc.). Mr. Levy holds an MBA in Finance from New York University and a Bachelor of Engineering from City College of New York.

      Norman Fornella, Executive Vice President and Chief Financial Officer, joined Lexent in September 2002. Mr. Fornella was Executive Vice President-Chief Financial Officer and Treasurer of Provant, Inc., a provider of performance improvement and training services. Prior to that, Mr. Fornella served as Executive Vice President, Chief Financial Officer and Treasurer of Morse Diesel International, a wholly owned subsidiary of AMEC, a firm specializing in project management, general contracting, and construction consulting services. Mr. Fornella was also V.P. of Finance for Gibbs and Hill, Inc., an electrical engineering and design construction firm. Mr. Fornella holds an M.B.A. in Business Administration from Duquesne University as well as a BS in Accounting and Economics from Indiana University of Pennsylvania. He is a certified public accountant in Pennsylvania and New Jersey.

      Victor P. DeJoy, Sr. has approximately 12 years experience in the telecommunications industry and has been the Executive Vice President of our Company in charge of design, engineering and program management services since December 1999. Prior to joining our Company, he served as the Northeastern Regional Vice President of Engineering and Operations at Nextlink Communications since March 1998. From May 1992 through March 1998, Mr. DeJoy held various positions with TCG, most recently as its Vice President of National Provisioning Center. Mr. DeJoy holds a BS in electrical engineering from Rutgers College of Engineering.

      Noah Franzblau has been the Secretary of the Company since January 1, 2002. He also serves as General Counsel and has been employed by the Company since August 2000. Prior to joining our Company, he served as an Associate Attorney with the law firm of Riker, Danzig, Scherer, Hyland & Peretti, LLP. Mr. Franzblau holds a B.A. from Tufts University and a JD/MBA from the University of Denver.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that through December 31, 2002, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were met, with the exception of the following:

      Victor P. Dejoy, Sr. filed reports late with respect to 22,500 options issued in March 2002 and 22,500 options issued in December 2002. These issuances were reported on a Form 5 in March 2003.

Item 11.	Executive Compensation

      Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended December 31, 2000, 2001, and 2002 by its Chief Executive Officer and the five other highest-paid executive officers whose compensation exceeded $100,000 during its fiscal year ended December 31, 2002. These individuals are referred to as the Named Executive Officers. The compensation described in this table does not include medical or other benefits that are available generally to all of our salaried employees or certain perquisites or other personal benefits received that do not exceed the lesser of $50,000 or 10% of any such officer’s salary and bonus:

Summary Compensation Table

						Long Term
						Compensation
						Securities
	Fiscal				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus		Compensation(1)	Options	Compensation

Hugh O’Kane	2002	$280,000	—	(3)	$6,000	—	—
Chairman of the Board	2001	$280,000	—	(3)	$5,100	—	—
	2000	$265,000	$350,000	(2)	$5,100	60,000	—
Kevin O’Kane	2002	$280,000	—	(3)	$6,000	—	—
CEO, Vice Chairman	2001	$280,000	—	(3)	$5,100	—	—
and Director	2000	$265,000	$350,000	(2)	$5,100	60,000	—
Bruce Levy	2002	$81,000	—		$2,400	600,000	—
President and Chief Operating Officer
Norman Fornella	2002	$63,000	—		$1,900	225,000	—
Executive Vice President and Chief Financial Officer
Victor DeJoy	2002	$255,000	—	(3)	$6,000	70,000 (5)	—
Executive Vice	2001	$255,000	—	(3)	$5,100	—	—
President, Engineering	2000	$226,200	$185,000	(2)	$5,100	— (4)	—
Noah Franzblau(7)	2002	$159,000	—	(3)	$4,800	15,000 (6)	—
Vice President,	2001	$123,000	—	(3)	$3,700	—	—
Secretary and	2000	$38,000	$9,500	(2)	$1,100	— (4)	—
General Counsel

(1)	Compensation in this column reflects contributions made by us to our 401(k) plan on behalf of each of the Named Executive Officers.

(2)	Bonuses for the year 2000 were paid in 2001.

(3)	Bonuses were not paid for the years 2001 and 2002.

(4)	Excludes 25,000 and 15,000 options, for Messrs. Dejoy and Franzblau, respectively, granted in 2000 which were tendered and canceled on September 24, 2001 pursuant to an offer by the Company to exchange outstanding options with exercise prices of $13.50 or higher for new options to be granted on March 25, 2002 to optionees still employed at that date equal to the number of options previously tendered by each optionee. The exercise price of the new options was the closing market price on March 25, 2002, which was $3.03.

(5)	Includes 25,000 options granted in 2000 which were tendered and cancelled on 9/24/01 and were re-priced on March 25, 2002, 22,500 options granted on 3/25/02, and 22,500 options granted on 12/20/02.

(6)	Includes 15,000 options granted in 2000 which were tendered and cancelled on 9/24/01 and were re-priced on March 25, 2002. The exercise price of the new options was the closing market price on March 25, 2002, which was $3.03.

(7)	As of January 1, 2003, Noah Franzblau’s annual compensation for fiscal year 2003 was increased to $190,000.

Option Grants in Year Ended December 31, 2002

      The following table sets forth information regarding stock options granted by the Company during the fiscal year ended December 31, 2002 to each or any of the Named Executive Officers:

	Individual Grants
					Potential Realizable Value
	Number of				at Assumed Annual Rates
	Securities	Percentage of			of Stock Price Appreciation
	Underlying	Total Options			for Option Term(2)
	Options	Granted in	Exercise Price	Expiration
Name	Granted	Fiscal 2002(1)	($/Share)	Date	5%	10%

Victor DeJoy(3)	25,000	0.9%	$3.03	12/20/10	$47,600	$120,700
Victor DeJoy(4)	22,500	0.8%	$3.03	03/25/12	$42,900	$108,700
Victor Dejoy(5)	22,500	0.8%	$0.88	12/20/12	$12,450	$31,500
Norman Fornella(6)	225,000	7.8%	$1.58	09/23/12	$223,650	$566,550
Bruce Levy(7)	600,000	20.7%	$1.67	09/09/12	$630,000	$1,597,000

(1)	Based on a total of 2,899,425 options granted in 2002.

(2)	The fair market value (“FMV”) was determined as the closing price on the date of grant. The potential realizable values under such options are shown based on assumed rates of annual compound stock price appreciation of 5% and 10% over the full option term from the date the option was granted. These rates represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises will depend upon the future performance of our common stock.

(3)	Mr. Dejoy received 25,000 options in 2000, which were tendered and cancelled on September 24, 2001 pursuant to an offer by the Company to exchange outstanding options with exercise prices of $13.50 or higher for 25,000 of new options granted on March 25, 2002 with an exercise price of $3.03 per share. The new options vest as if the tendered options had not been cancelled.

(4)	Mr. Dejoy was granted 22,500 options on March 25, 2002. The options vest in 25% increments over 4 years with the first 25% to vest on the first anniversary of the date of the grant.

(5)	Mr. Dejoy was granted 22,500 options on December 20, 2002. The options vest in 25% increments over 4 years with the first 25% to vest on the first anniversary of the date of the grant.

(6)	Options vested at 25% on September 23, 2002 (Commencement Date) for Mr. Fornella, and remaining options shall vest in thirty-six equal increments over the thirty-six month period beginning at the end of the month following the first anniversary of the Commencement Date.

(7)	Options vested at 25% on September 9, 2002 (Commencement Date) for Mr. Levy, and remaining options shall vest in thirty-six equal increments over the thirty-six month period beginning at the end of the month following the first anniversary of the Commencement Date.

2002 Stock Option Exercises and Year-End Option Values

      The following table sets forth for each of the Named Executive Officers information concerning the exercise of options during fiscal year 2002 and the number and value of securities underlying unexercised options held by the Named Executive Officers at December 31, 2002:

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options at		In the Money Options
	Shares		December 31, 2002		December 31, 2002(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Hugh O’Kane	—	—	45,230	14,770	—	—
Kevin O’Kane	—	—	45,230	14,770	—	—
Bruce Levy	—	—	150,000	450,000	—	—
Norman Fornella	—	—	56,250	168,750	—	—
Victor Dejoy	—	—	422,543	166,457	—	—
Noah Franzblau	—	—	8,438	6,562	—	—

(1)	Value of unexercised in-the-money options are based on a value of $0.86 per share, the closing price on December 31, 2002, minus the per share exercise price, multiplied by the number of shares underlying the option.

Employment Arrangements

      In July 1998, the Company entered into substantially similar employment agreements with Hugh O’Kane, Jr. and Kevin O’Kane. Under such agreements, Hugh O’Kane, Jr. agreed to initially serve as our President and Chief Operating Officer and Kevin O’Kane agreed to initially serve as our Executive Vice President, and, in each case in any other capacity as requested by our Board of Directors through July 2003. Each agreement shall be automatically renewed for successive one year periods until terminated by either party. In February 2000, these agreements were amended to provide each individual an annual salary of $265,000, subject to periodic increases as approved by the Compensation Committee, and an annual bonus targeted at $300,000, subject to adjustment by the Compensation Committee. In connection with these amendments, each individual was granted options to purchase 60,000 shares of common stock at an exercise price of $7.33 per share. In the event either individual is terminated without cause, that individual is entitled to receive severance payments equal to 100% of his base salary through the end of his employment term.

      In December 1999, the Company entered into an employment agreement with Mr. DeJoy in which he agreed to serve as an Executive Vice President through December 2003. In addition, under his agreement, Mr. DeJoy agreed to serve as President of one of our subsidiaries. This agreement may be extended according to its terms. Under this agreement, Mr. DeJoy is paid compensation in an amount not less than $240,000 per year, subject to periodic increases as approved by the Compensation Committee, and, in the event we achieve targeted performance standards, he is entitled to receive a bonus of 40% of his base salary. In addition, Mr. DeJoy received options to purchase 525,000 shares, of our common stock at an exercise price of $6.67 per share upon execution of his agreement. These options vested as to the first 150,000 shares on the date of grant and, as to the balance, in equal monthly installments over the 36 months after the first anniversary of the date of grant. In the future, Mr. DeJoy is eligible to receive options to purchase at least 22,500 shares of common stock each year at an exercise price equal to the fair market value of our common stock on the date of grant. In the event Mr. DeJoy is terminated without cause or terminates his employment for good reason under the agreement, he is entitled to severance payments equal to 100% of his base salary for varying periods up to but not exceeding 18 months.

      In September 2002, the Company entered into a four year employment agreement with Mr. Bruce Levy in which he agreed to serve as President and Chief Operating Officer. This agreement may be extended according to its terms. Under this agreement, Mr. Levy is paid compensation in an amount not less than $280,000 per year, subject to periodic increases as approved by the Board, and, in the event we achieve targeted performance standards, he is entitled to receive a bonus of 80% of his base salary. Mr. Levy shall receive a bonus of at least $100,000 in 2003. In addition, Mr. Levy received options to purchase 600,000 shares of our common stock at an exercise price of $1.67 per share upon execution of his agreement. These options vested as to the first 150,000 shares on the date of grant, and the balance vest in equal monthly installments over the 36 months after the first anniversary of the date of grant. In the future, Mr. Levy shall receive options to purchase at least 25,000 shares of common stock each year at an exercise price equal to the fair market value of our common stock on the date of grant. In the event Mr. Levy is terminated without cause, he is entitled to severance payments equal to 100% of his base salary for (i) two years, if the termination occurs in the first year of employment and (ii) one year, if the termination occurs thereafter.

      In September, 2002, the Company entered into a four year employment agreement with Mr. Norman Fornella in which he agreed to serve as Executive Vice-President and Chief Financial Officer. This agreement may be extended according to its terms. Under this agreement, Mr. Fornella is paid compensation in an amount not less than $250,000 per year, subject to periodic increases as approved by the Board, and, in the event we achieve targeted performance standards, he is entitled to receive a bonus of 40% of his base salary. Mr. Fornella shall receive a bonus of at least $50,000 in 2003. In addition, Mr. Fornella received options to purchase 225,000 shares of our common stock at an exercise price of $1.58 per share upon execution of his agreement. Twenty-five percent of these options vested on the date of grant, and the balance vest in equal monthly installments over the 36 months after the first anniversary of the date of grant. In the event Mr. Fornella is terminated without cause, he is entitled to severance payments equal to 100% of his base salary for one year.

      In February 2003, the Company entered into an employment agreement with Mr. Noah Franzblau in which he agreed to serve as Vice President and General Counsel, effective January 1, 2003. Under this agreement, Mr. Franzblau is paid compensation in an amount not less than $190,000 per year, and, in the event we achieve targeted performance standards, he is entitled to receive a bonus of 30% of his base salary. In the event Mr. Franzblau is terminated without cause, he is entitled to severance payments equal to 100% of his base salary for a period of six months.

Ten Year Option SAR Re-Pricing

      The following table reflects the re-pricing of shares for the Named Executive Officers, as a result of the offer by the Company to exchange outstanding options with an exercise price of $13.50 or higher for new options to be granted on March 25, 2002 equal to the number of options previously tendered by each optionee.

Amount of Time
			Per Share	Original		Remaining
		Number of	Market	Exercise	Exercise	Before the
	Date of	Options	Price @	Price	Price of	Cancelled
	Option	Subject to	Time of	Cancelled	Replacement	Option Would
Name and Position	Re-pricing	Re-pricing	Re-pricing	Option	Option	Have Expired

Victor DeJoy	3/25/02	25,000	$3.03	$17.13	$3.03	111 months
Executive Vice President, Engineering
Noah Franzblau	3/25/02	15,000	$3.03	$15.00	$3.03	106 months
Secretary and General Counsel

PERFORMANCE GRAPH

      The following graph compares, for the period from July 28, 2000, the date of the IPO, to December 31, 2002 the cumulative total shareholder return on Lexent’s Common Stock with the cumulative total return on the Standard and Poor’s 500 Index (The S&P 500 Index), the NASDAQ Composite Index (NASDAQ Composite), and a peer group index selected by the Company’s management, which includes three public companies within the Company’s industry (the “Peer Group”). The comparison assumes that $100 was invested on July 28, 2000 in the Company’s Common Stock, the S&P 500 Index, the NASDAQ Composite and the Peer Group. The companies that comprise the Peer Group are: Dycom Industries, Inc., MasTec, Inc., and Quanta Services, Inc. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return Performance Graph

Ratification of the Selection of the Independent Auditors

      The Board of Directors has selected PricewaterhouseCoopers LLP, to audit the financial statements for the fiscal year ending December 31, 2003. PricewaterhouseCoopers LLP has served as the Company’s auditors since August 1998.

      PricewaterhouseCoopers LLP has billed the Company and it subsidiaries fees as set forth in the table below of (i) the audit of the Company’s 2002 and 2001 annual financial statements and reviews of quarterly financial statements and other audit services, and (ii) other audit services described below that were billed in 2002 and 2001.

	Year Ended
	December 31,

	2002	2001

	(In thousands)
Audit fees(1)	$161	$165
Audit-related fees(2)	35	280
Tax fees(3)	7	—
All other fees(4)	—	22

	$203	$467

(1)	Consists of $0.1 million in 2002 of fees that will be invoiced in 2003 relating to the audits of the consolidated financial statements and review of documents filed with the SEC.

(2)	Consists of fees for the audit related to the employee benefit plan, and fees related to the audit and due diligence of an unconsummated acquisition in 2001.

(3)	Consists of fees for services related to income tax compliance and related tax services.

(4)	All other fees were for non-audit related services. The fees relate to a field exam for the Company’s line of credit in 2001.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table contains information, as of March 12, 2003, about the beneficial ownership of our common stock for:

—	Each person who beneficially owns more than five percent of the common stock;

—	Each of our directors;

—	The Named Executive Officers; and

—	All directors and executive officers as a group.

      Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 42,991,174 shares of common stock outstanding, options currently exercisable, and options exercisable within the next 60 days, as of March 12, 2003. Fractional shares have been rounded to the nearest whole number.

	Number
	of Shares	Percentage
Name and Address of	Beneficially	of Shares
Beneficial Owner(1)	Owned	Outstanding

Kevin M. O’Kane(2)	11,431,680	26.59%
Hugh J. O’Kane, Jr.(3)	10,526,954	24.49%
Abbott Capital Management	6,827,564	15.88%
1211 Avenue of the Americas, Suite 4300
New York, New York 10036
Allegra Capital Partners III, L.P.	3,837,060	8.93%
515 Madison Avenue 29th Floor
New York, New York 10022
Bruce Levy(4)	164,400	*
Norman Fornella(5)	56,250	*
Victor DeJoy(6)	468,169	1.09%

	Number
	of Shares	Percentage
Name and Address of	Beneficially	of Shares
Beneficial Owner(1)	Owned	Outstanding

Noah Franzblau(7)	10,000	*
All current directors and executive officers as a group (6 persons)(8)	22,657,453	52.70%

*	Represents beneficial ownership of less than 1%.

(1)	Unless otherwise indicated, the address for each person or entity named above is c/o Lexent Inc., Three New York Plaza, New York, New York 10004.

(2)	Includes 50,910 shares subject to options exercisable within 60 days of March 12, 2003, an aggregate 600,000 shares held in trust for Kevin O’Kane’s children for which Mrs. O’Kane is co-trustee and 894,326 shares held in trust for Hugh O’Kane’s family for which Kevin O’Kane is co-trustee.

(3)	Includes 50,910 shares subject to options exercisable within 60 days of March 12, 2003, an aggregate 600,000 shares held in trust for Hugh O’Kane’s children for which Hugh O’Kane is co-trustee and 894,326 shares held in trust for Hugh O’Kane’s family for which Kevin O’Kane is co-trustee.

(4)	Includes 150,000 shares subject to options exercisable within 60 days of March 12, 2003.

(5)	Includes 56,250 shares subject to options exercisable within 60 days of March 12, 2003.

(6)	Includes 468,169 shares subject to options exercisable within 60 days of March 12, 2003.

(7)	Includes 10,000 shares subject to options exercisable within 60 days of March 12, 2003.

(8)	Includes 786,239 shares subject to options exercisable within 60 days of March 12, 2003.

Equity Compensation Plan Information

      The following table summarizes the Company’s equity compensation plan as of December 31, 2002.

(c)
	(a)		Number Of Securities
	Number Of		Remaining Available For
	Securities	(b)	Future Issuance Under
	To Be Issued Upon	Weighted-Average	Equity Compensation
	Exercise Of	Exercise Price Of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

Equity Compensation Plans Approved by Shareholders	5,125,767	$5.05	2,487,082

Equity Compensation Plans Not Approved by Shareholders	—

TOTAL	5,125,767	$5.05	2,487,082

Item 13.	Certain Relationships and Related Transactions

      On January 1, 1997, Hugh O’Kane Electric Co., Inc., our predecessor Company repurchased common shares owned by Denis J. O’Kane, a stockholder and brother of Hugh J. O’Kane Jr., our Chairman, and Kevin M. O’Kane, our Vice Chairman and Chief Executive Officer. In consideration for the repurchase, Denis O’Kane was issued a subordinated promissory note in the amount of $10.2 million. The note bears interest at the rate of 6% per year. The Company made the first payment on the note on July 23,1998 in connection with the merger of the Hugh O’Kane Electric Co., Inc. with and into our Company. The payment was for $1.5 million plus accrued interest. As of December 31, 2002 and 2001, the outstanding principal balance of the note was $2.0 million and $3.6 million, respectively, of which $1.6 million is classified as current at both dates, and the balance is classified as non-current. The note is subordinated to all senior debt. The note is payable in quarterly installments of $0.4 million plus accrued interest starting October 1, 1998, with the final payment due on January 1, 2004.

      As of December 31, 1999, the Company had outstanding subordinated promissory notes payable to its two principal common stockholders in the aggregate amount of $0.4 million, which were classified as non-current. The notes bore interest at 6% and were subordinated to all senior debt. On August 31, 2000, the Company repaid those notes to its two principal common stockholders.

      From time to time prior to our initial public offering in July 2000, the Company’s two principal common stockholders advanced money to the Company for its operating needs, and the Company made repayments of such advances. At December 31, 1999, the amount owed by the Company to its two principal common stockholders for such advances aggregated $0.2 million, which was repaid in November 2000. The advances bore interest at the rate of 6%, were not subordinated, and were classified as current because there were no formal repayment terms.

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

      On May 1, 2000, the Company entered into a ten-year lease for a garage and warehouse facility in Long Island City, New York. The lease payments are $0.6 million per year commencing May 1, 2000 through April 2010. The facility is leased from an entity that is owned by the Company’s two principal common stockholders.

      During 1999, the Company purchased services for total costs of $1.4 million from Metro Design Systems, Inc. (“MDS”), an entity, which was owned by three of the Company’s then principal common stockholders and a director of the Company. In September 1999, the Company acquired the property and equipment, trade name, and goodwill of MDS for a purchase price of $0.2 million, which was paid in cash. As of December 31, 1999, amounts payable by the Company to MDS amounted to $0.2 million, which was paid in 2000.

      On July 20, 1998, the Company agreed to provide Denis O’Kane with lifetime medical, dental and life insurance benefits, and also, while he remains a common stockholder, a new automobile every three years and an office at his primary residence. Costs for such benefits are charged to expense as incurred, and amounted to $31,000, $34,000 and $33,000 for 2002, 2001 and 2000, respectively. In addition, such former officer provided consulting services pursuant to an agreement with the Company for the period December 1, 2000 through November 30, 2001 for a fee of $83,000.

      The Company has agreed to pay its founder, Hugh O’Kane, Sr., an annual pension for life, which amounted to $75,000 for 2001, 2000 and 1999, respectively. In February 2002, the Board of Directors approved an increase in his annual pension to $100,000 effective March 1, 2002.

      Interest expense incurred by the Company to related parties during the years 2002, 2001, and 2000, amounted to $0.2 million, $0.2 million, and $0.4 million, respectively. Accrued interest payable to related parties as of December 31, 2002, and 2001 was $0.03 million and $0.05 million, respectively.

      On February 18, 2003, the Company announced that it had received an offer from a buying group, which included Hugh J. O’Kane, Jr. and Kevin M. O’Kane (“Buying Group”), to purchase all outstanding shares of the Company (not owned by the Buying Group) for $1.25 per share (“Offer”). The Company’s Board of Directors currently consists solely of Hugh J. O’Kane, Jr. and Kevin M. O’Kane. As a result of the absence of independent members from the Company’s Board of Directors, the Company retained Rodman & Renshaw, Inc., a New York based investment banking firm as independent advisors to assist in evaluating and responding to the Offer.

Item 14.     Controls and Procedures

      Management, including the Chief Executive Officer and the Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing date of this annual report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2002. In January and February 2003, our independent Board members resigned from the Company and from their positions on the Audit Committee. These resignations constitute significant changes in our internal controls that could significantly affect those controls since the date of the evaluation. The Company has not named new directors since the resignations.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      The information concerning the Company’s directors and officers required by Item 15 is incorporated in this 10-K.

      (a) The following financial statements, schedules and exhibits are filed as part of this Report:

(1) Financial Statements. Reference is made to the Financial Statements commencing on page 40 of this Report.

(2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3) Exhibits:

Exhibit
No.		Description

3.1		Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 (File No. 333-30660))
3.2		Second Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 000-31105))
4.1		Specimen certificate for shares of Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-30660))
4.2		Registration Rights Agreement, dated as of July 23, 1998, between Lexent Inc. and the investors named therein (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-30660))
4.3		Agreement dated July 20, 1998, by and among Lexent Inc., Hugh O’Kane Electric Co., Inc. and Denis J. O’Kane (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-30660))
4.4		Voting Agreement, dated February 11, 2000, by and among Lexent Inc., Hugh J. O’Kane, Jr. and Kevin M. O’Kane (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-30660))
10	.1*	Lexent Inc. and Its Subsidiaries Amended and Restated Stock Option and Restricted Stock Purchase Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-61958))
10	.2*	Form of Stock Option Agreement pursuant to the Stock Option and Restricted Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-30660))
10.3		Amended and Restated Promissory Note, dated July 23, 1998, between Lexent Inc. and Denis J. O’Kane (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-30660))
10.4		Form of Indemnification Agreement between Lexent Inc. and the executive officers and directors thereof (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-30660))

Exhibit
No.		Description

10	.5*	Employment Agreement, dated July 23, 1998, as amended February 14, 2000, between Hugh O’Kane Jr. and Lexent Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-30660))
10	.6*	Employment Agreement, dated July 23, 1998, as amended February 14, 2000, between Kevin O’Kane and Lexent Inc. (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-30660))
10	.7*	Employment Agreement, dated August 20, 1998, as amended February 14, 2000, between Jonathan H. Stern and Lexent Inc. (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-30660))
10	.8*	Employment Agreement, dated December 23, 1999, between Victor P. DeJoy, Sr. and Lexent Inc. (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-30660))
10	.9*	Lexent Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-61958))
10	.10†	Engineer, Procure and Construct Contract, dated December 28, 1998, between Level 3 Communications, LLC and Lexent Inc. (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-30660))
10	.11*	Employment Agreement, dated September 9, 2002, between Bruce Levy and Lexent Inc.
10	.12*	Employment Agreement, dated September 23, 2002, between Norman G. Fornella and Lexent Inc.
10	.13*	Employment Agreement, dated January 1, 2003, between Noah Franzblau and Lexent Inc.
11	.1**	Statement Regarding Computation of Per Share Earnings
21.1		Subsidiaries of Lexent Inc.
23.1		Consent of independent accountants, PricewaterhouseCoopers LLP., (incorporated herein by reference to Exhibit 23.1 to the Company’s Registration Statement on Form S-1 (File No. 333-30660)
99.1		Kevin O’Kane, Chief Executive Officer certification
99.2		Norman G. Fornella, Chief Financial Officer certification

*	Constitutes a management contract or compensatory plan or arrangement.

**	Information is provided in Note 1 of Notes to Consolidated Financial Statements.

†	Portions of this exhibit have been filed confidentially with the Commission pursuant to a confidential treatment request filed by the Company.

      (b) Reports on Form 8-K:

(1)	Lexent filed a Form 8-K on March 11, 2002 in which it announced the resignation of Joseph Haines as the Company’s Executive Vice President of Operations, whose resignation was effective as of March 6, 2002.

(2)	Lexent filed a Form 8-K on May 29, 2002 in which it announced the resignation of Jonathan Stern as the Company’s Executive Vice President and Chief Financial Officer, whose resignation was effective as of June 17, 2002.

(3)	Lexent filed a Form 8-K on July 16, 2002 in which it announced the resignation of Walter C. Teagle, III from the Company’s Board of Directors, whose resignation was effective as of July 15, 2002.

(4)	Lexent filed a Form 8-K on September 9, 2002 in which it announced the appointment of Bruce E. Levy as the Company’s President and Chief Operating Officer.

(5)	Lexent filed a Form 8-K on September 23, 2002 in which it announced the appointment of Norman G. Fornella as the Company’s Executive Vice President and Chief Financial Officer.

(6)	Lexent filed a Form 8-K on February 5, 2003 in which it announced the resignation of L. White Matthews, III from the Company’s Board of Directors, which resignation was effective as of January 27, 2003.

(7)	Lexent filed a Form 8-K on February 13, 2003 in which it announced the resignation of Richard L. Schwob from the Company’s Board of Directors, which resignation was effective as of February 7, 2003.

(8)	Lexent filed a Form 8-K on February 13, 2003 in which it announced the resignation of Kathleen A. Perone from the Company’s Board of Directors, which resignation was effective as of February 10, 2003.

(9)	Lexent filed a Form 8-K on February 20, 2003 in which it announced the resignation of Richard W. Smith from the Company’s Board of Directors, which resignation was effective as of February 17, 2003.

(10)	Lexent filed a Form 8-K on March 4, 2003 in which it announced the retention of Rodman & Renshaw Inc., a New York based investment banking firm, to assist the Company in analyzing and evaluating a buyout offer received from members of management.

(11)	Lexent filed a Form 8-K on March 12, 2003 in which it announced its receipt of a letter from NASDAQ notifying it that, as a result of previously announced resignations of independent members of the Company’s Board of Directors, the Company does not currently meet the independent director and audit committee requirements for continued listing on NASDAQ.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lexent Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York, on March 27, 2003.

LEXENT INC.

By:

/s/ HUGH J. O’KANE, JR.
Hugh J. O’Kane, Jr.
Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed by the following persons in the capacities held on the dates indicated.

Signatures	Title	Date

/s/ KEVIN M. O’KANE Kevin M. O’Kane	Vice Chairman, and Chief Executive Officer (Principal Executive Officer) Director	March 27, 2003

/s/ HUGH J. O’KANE, JR. Hugh J. O’Kane, Jr.	Chairman of the Board of Directors	March 27, 2003

/s/ NORMAN G. FORNELLA Norman G. Fornella	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

CERTIFICATION

I, Kevin O’Kane, certify that:

1. I have reviewed this annual report on Form 10-K of Lexent Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KEVIN O’KANE

Kevin O’Kane
Chief Executive Officer

Date: March 27, 2003

      A signed original of this written statement required by Section 906 has been provided to Lexent Inc. and will be retained by Lexent Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

CERTIFICATION

I, Norman Fornella, certify that:

1. I have reviewed this annual report on Form 10-K of Lexent Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ NORMAN G. FORNELLA

Norman G. Fornella
Executive Vice President & Chief Financial Officer

Date: March 27, 2003

A signed original of this written statement required by Section 906 has been provided to Lexent Inc. and will be retained by Lexent Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholders of Lexent Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 32 present fairly, in all material respects, the financial position of Lexent Inc. and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

February 7, 2003, except for Note 19,
as to which the date is March 15, 2003

LEXENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(Dollars in thousands,
	except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$28,109	$75,839
Certificate of deposit (restricted cash)	2,012	—
Available-for-sale investments	44,302	4,932
Receivables, net	28,311	41,171
Prepaid expenses and other current assets	2,048	1,067
Income taxes receivable	14,750	4,153
Deferred tax asset, net	—	25,627

Total Current Assets	119,532	152,789
Property and equipment, net	4,033	12,896
Other assets	880	2,830

Total Assets	$124,445	$168,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,494	$6,751
Accrued liabilities	6,229	8,386
Restructure reserve	4,023	5,249
Billings in excess of costs and estimated earnings on uncompleted projects	1,837	474
Provision for contract losses	3,472	—
Subordinated note payable to stockholder	1,582	1,582
Equipment and capital lease obligations	451	1,351

Total Current Liabilities	25,088	23,793
Subordinated note payable to stockholder	396	1,978
Accrued liabilities — noncurrent	600	—
Restructure reserve — noncurrent	6,566	4,093
Equipment and capital lease obligations	70	682

Total Liabilities	32,720	30,546

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.001 par value, 120,000,000 shares authorized, 42,168,396 and 41,612,372 shares outstanding at 2002 and 2001, respectively	42	42
Additional paid-in capital	156,035	158,986
Deferred stock-based compensation	(2,126)	(9,085)
Accumulated other comprehensive income	105	60
Accumulated deficit	(62,331)	(12,034)

Total Stockholders’ Equity	91,725	137,969

Total Liabilities and Stockholders’ Equity	$124,445	$168,515

See accompanying notes to consolidated financial statements.

LEXENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands,
	except per share amounts)
Revenues	$123,842	$240,578	$295,993
Cost of revenues	130,524	195,001	222,754

Gross margin	(6,682)	45,577	73,239

Operating expenses:
General and administrative expenses	15,906	20,237	20,340
Depreciation and amortization	4,787	5,803	3,628
Non-cash stock-based compensation*	3,301	6,058	26,159
Provision for doubtful accounts*	126	32,286	2,551
Restructuring charges, net	9,132	13,564	—
Impairment of goodwill	1,514	—	—

Total operating expenses	34,766	77,948	52,678

Income (loss) from operations	(41,448)	(32,371)	20,561
Other (income) and expense
Interest expense	244	1,077	1,252
Interest income	(1,350)	(2,334)	(1,966)
Other (income) expense, net	3,743	2,002	(5)

Total other (income) expense, net	2,637	745	(719)
Income (loss) before income taxes	(44,085)	(33,116)	21,280
Provision for (benefit from) income taxes	6,212	(13,856)	12,704

Net income (loss)	$(50,297)	$(19,260)	$8,576

Net income (loss) per share:
Basic	$(1.20)	$(0.46)	$0.27

Diluted	$(1.20)	$(0.46)	$0.22

Weighted average number of common shares outstanding:
Basic	41,945	41,449	30,839

Diluted	41,945	41,449	38,266

*	Substantially all of these amounts would have been classified as general and administrative expenses.

See accompanying notes to consolidated financial statements.

LEXENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Stockholders’ Equity

	Redeemable				Accumulated	Retained
	Convertible		Additional	Deferred	Other	Earnings		Total
	Preferred	Common	Paid-in	Stock-based	Comprehensive	(Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Capital	Compensation	Income	Deficit)	Loss	Equity

	(Dollars in thousands)
Balance at January 1, 2000	$12,491	$23	$11,787	$(7,142)	$—	$(953)	$—	$3,715
Net income	—	—	—	—	—	8,576	—	8,576
Issuance of 1,450,576 common shares	—	1	6,576	—	—	—	—	6,577
Issuance of 6,900,000 common shares in initial public offering	—	7	96,248	—	—	—	—	96,255
Conversion of 5,538,458 preferred shares to 9,814,624 common upon initial public offering	(11,801)	10	11,791	—	—	—	—	11,801
Costs of initial public offering	—	—	(2,309)	—	—	—	—	(2,309)
Tax benefit from exercise of nonqualified stock options	—	—	104	—	—	—	—	104
Deferred stock-based compensation	—	—	41,722	(41,722)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	26,159	—	—	—	26,159
Dividends accrued on preferred shares	397	—	—	—	—	(397)	—	(397)
Dividends paid on preferred shares	(1,087)	—	—	—	—	—	—	—

Balance at December 31, 2000	$—	$41	$165,919	$(22,705)	$—	$7,226	$—	$150,481
Comprehensive income (loss), year ended December 31, 2001:
Net loss	—	—	—	—	—	(19,260)	(19,260)	(19,260)
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities, net of income tax provision	—	—	—	—	60	—	60	60

Comprehensive loss	—	—	—	—	—	—	$(19,200)	—

Reversal of unvested deferred stock-based compensation	—	—	(8,860)	8,860	—	—		—
Tax benefit from exercise of nonqualified stock options	—	—	376	—	—	—		376
Deferred stock-based compensation	—	—	1,298	(1,298)	—	—		—
Amortization of deferred stock-based compensation	—	—	—	6,058	—	—		6,058
Issuance of 528,072 common shares	—	1	253	—	—	—		254

Balance at December 31, 2001	$—	$42	$158,986	$(9,085)	$60	$(12,034)		$137,969
Comprehensive income (loss), year ended December 31, 2002:
Net loss	—	—	—	—	—	(50,297)	(50,297)	(50,297)
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities, net of income tax provision	—	—	—	—	45	—	45	45

Comprehensive loss	—	—	—	—	—	—	$(50,252)	—

Reversal of unvested deferred stock based compensation	—	—	(3,750)	3,750	—	—		—
Tax benefit from exercise of nonqualified stock options	—	—	140	—	—	—		140
Deferred stock-based compensation	—	—	92	(92)	—	—		—
Amortization of deferred stock-based compensation	—	—	—	3,301	—	—		3,301
Issuance of 556,024 common shares	—	—	567	—	—	—		567

Balance at December 31, 2002	$—	$42	$156,035	$(2,126)	$105	$(62,331)		$91,725

See accompanying notes to consolidated financial statements.

LEXENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(50,297)	$(19,260)	$8,576
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for uncollectible amounts, net	126	32,286	2,551
Restructuring charges, net	9,132	13,564	—
Depreciation and amortization	4,787	5,803	3,628
Loss on impairment/ disposal of assets/ investments	3,743	1,662	21
Non-cash stock-based compensation	3,301	6,058	26,159
Provision for contract losses	3,472	—	—
Provision for deferred taxes	20,962	(12,944)	(8,767)
Changes in working capital items:
Receivables	12,734	26,596	(59,056)
Prepaid expenses and other current assets	(981)	(287)	(244)
Other assets	1,950	(308)	(784)
Accounts payable	743	(4,373)	2,690
Accrued liabilities	(6,769)	(11,315)	8,244
Income taxes receivable and payable	(5,830)	(7,781)	(2,066)
Billings in excess of costs and estimated earnings on uncompleted projects	1,363	(4,606)	3,996

Net cash provided by (used in) operating activities	(1,564)	25,095	(15,052)

Cash flows from investing activities:
Capital expenditures, net of equipment loans and capital leases	(942)	(6,256)	(11,294)
Purchase of certificate of deposit	(2,012)	—	—
Purchase of available-for-sale investments	(44,107)	—	—
Proceeds from sale of (investments in) securities	3,422	(1,655)	—

Net cash used in investing activities	(43,639)	(7,911)	(11,294)

Cash flows from financing activities:
Proceeds from exercise of stock options and sales of restricted stock	567	254	6,576
Preferred dividends paid	—	—	(1,087)
Proceeds from initial public offering of common stock	—	—	96,255
Costs of initial public offering	—	—	(2,309)
Repayment of subordinated notes payable to stockholders	(1,582)	(1,583)	(1,972)
Net repayments to banks	—	(2,000)	(6,841)
Net payments to related parties	—	—	(408)
Repayment of equipment loans and capital leases	(1,512)	(1,706)	(1,336)

Net cash provided by (used in) financing activities	(2,527)	(5,035)	88,878

Net increase (decrease) in cash and cash equivalents	(47,730)	12,149	62,532
Cash and cash equivalents at beginning of period	75,839	63,690	1,158

Cash and cash equivalents at end of period	$28,109	$75,839	$63,690

Supplemental cash flow information:
Cash paid for:
Interest	$258	$854	$1,307
Income taxes	183	7,756	23,541
Supplemental disclosures of noncash investing and financing activities:
Property and equipment additions financed by equipment loans and capital leases	$—	$74	$2,143
Tax benefit from exercise of nonqualified stock options	140	376	104
Common stock received in settlement of accounts receivable	—	4,820	—

See accompanying notes to consolidated financial statements.

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Formation of Company

      Lexent Inc. (“Lexent”) was incorporated in Delaware in January 1998. Lexent’s wholly owned subsidiaries, Hugh O’Kane Electric Co., LLC (“HOK”), National Network Technologies, LLC (“NNT”), Lexent Services, Inc. (“LSI”), HOK Datacom, Inc. (“HOK Datacom”), Lexent Capital, Inc. (“LCI”), and Lexent Metro Connect, LLC (“LMC”),were formed in June 1998, August 1998, May 2000, November 2000, July 2001, and March 2002, respectively. Lexent and its subsidiaries are together referred to herein as “the Company.”

Description of Business

      The Company is an infrastructure services company, which designs, deploys and maintains telecommunications, electrical, life safety and other systems. The Company delivers a full spectrum of services including engineering, management, deployment and installation in local metropolitan markets. The Company’s key customers include AT&T Local Services, Cablevision, Dormitory Authority of New York and Level 3 Communications.

      The Company has offices in New York, Boston, Washington D.C., North Carolina, Florida, Long Island, White Plains and in New Jersey. For the years 2002, 2001, and 2000, 77%, 79% and 75% of revenues, respectively, were earned from services provided in the New York metropolitan region, including New York City, New Jersey, Long Island and Westchester County.

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

      For projects whose duration is generally expected to be 90 days or less, revenues and related expenses are recognized using the completed contract method. Under this method, revenues and expenses are recognized when services have been performed and the projects have been completed. For projects, which have been completed but not yet billed to customers, revenue is recognized based on management’s estimates of the amounts to be realized. When such projects are billed, any differences between the initial estimates and the actual amounts billed are recorded as increases or decreases to revenue.

      For cost-plus projects, in each period expense is recognized as the costs are incurred and revenue is recognized in an amount equal to the costs incurred plus the contractual markup.

      For larger projects other than cost-plus projects, generally those whose duration is expected to exceed 90 days, revenues and expenses are recognized using the percentage-of-completion method. Under the percentage-of-completion method, in each period expenses are recognized as costs are incurred, and revenues are recognized based on the ratio of the costs incurred for each project to the currently estimated total costs to be incurred for the project, multiplied by the estimated revenue to be earned for the project. Accordingly, the revenue recognized in a given period depends on management’s current estimates of the total remaining costs to complete individual projects and the total estimated revenue to be earned for those projects. If in any period management significantly increases its estimate of the total remaining costs to complete a project or lowers its

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimate of revenue to be earned for a project, the Company may recognize no additional revenue or the Company may reduce previously recognized revenue with respect to that project. As a result, in some cases the Company may recognize a loss on individual projects prior to their completion. Provisions for estimated losses on projects are made in the period in which such losses are determined. Project costs include all direct material, equipment, and labor costs and allocated indirect costs, such as fringe benefits, payroll taxes, supervision and support, depreciation, maintenance, supplies, and small tools. Certain projects whose duration is expected to exceed 90 days may be structured with milestone events that dictate the timing of payments, and customers for these projects may withhold a certain percentage (usually 10%) from each billing until after the project has been completed and satisfactorily accepted.

      General and administrative costs are charged to expense as incurred.

Cash and Cash Equivalents

      Cash equivalents consist of interest-bearing investment grade securities that are readily convertible into cash and have original maturities of 3 months or less.

Property and Equipment

      Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Useful lives of property and equipment are as follows: motor vehicles — 5 years, tools and equipment — 4-7 years, furniture, office and computer equipment — 3-5 years, leasehold improvements — term of lease. Expenditures for repairs and maintenance are expensed as incurred; expenditures for major renewals and betterments are capitalized. When assets are sold or otherwise disposed of, any gain or loss on disposition is reflected in current operations. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. If such assets are considered to be impaired, the impairment is recognized as the amount by which the carrying amount of the assets exceeds their fair value. Fair value is determined using current market prices or anticipated cash flows discounted at a rate commensurate with the risks involved. The Company capitalizes the costs of purchased software and related implementation, and amortizes such costs over three years.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimated revenues to be earned on uncompleted projects, realizability of accounts receivable including unbilled receivables and costs of uncompleted projects, percentages of completion of projects in progress, contracts, realizability of property and equipment, provision for contract losses, and deferred tax assets, accrued expenses, restructure reserve, and the ultimate outcome of contingent liabilities. Actual results could differ from those estimates.

Deferred Income Taxes

      The Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established in accordance with and as permitted under specific rules within generally accepted accounting principles to reduce deferred tax assets to the amount estimated to be realized. Statement of Financial Accounting Standards No. (“SFAS”) 109 “Accounting for

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. Based on the Company’s performance in the past few years and the current challenging economic environment that has negatively impacted the Company’s operating results, the Company concluded that it was appropriate to establish a full valuation allowance on future tax benefits until it can substantiate a level of profitability that demonstrates its ability to utilize the assets. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

Stock-Based Compensation

      The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation.” Under SFAS 123 the fair value at grant date of all stock-based awards is recognized as expense over the vesting period, except that options granted to employees and directors may be accounted for under the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no compensation expense is recorded for options granted to employees or directors unless the exercise price is lower than the market value of the underlying stock at grant date. The Company has elected to apply APB 25, and to provide disclosures of pro forma net income as if the fair value method in SFAS 123 had been applied.

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

Segment Reporting

      All of the Company’s business activities are aggregated into one reportable segment given the similarities of economic characteristics between the activities and the common nature of the Company’s services and customers.

Recent Accounting Pronouncements

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. (“SFAS”) 142, which requires goodwill to be tested for impairment on an annual basis, and written down when impaired, rather than amortized, as previously required. If an impairment loss exists as a result of the transitional goodwill impairment test, the implementation of SFAS 142 could result in a one-time charge to earnings as a cumulative effect of accounting change. The Company did not identify an impairment charge upon implementation.

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the fourth quarter of 2002, the Company conducted the required annual impairment review. Due to a significant decrease in demand for services from telecommunications carriers and uncertainty as to the timing of any improvement in industry conditions, the Company determined that the implied fair value of its reporting unit, based on quoted market prices, is less than recorded goodwill for the reporting unit. As a result the Company recorded a goodwill impairment charge of $1.5 million.

      In October 2001, the Financial Accounting Standards Board issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement defines the accounting and reporting for the impairment and disposal of long-lived assets and was effective for the Company on January 1, 2002. The adoption of this Statement did not have a material effect on the Company’s results of operations or financial position.

      In April 2002, the FASB issued SFAS 145 “Rescission of FAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002.” This Statement amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 145 will have a material impact on the consolidated financial statements.

      In June 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for fiscal years beginning after December 31, 2002. This statement could impact the accounting for restructuring charges that the Company might incur in the future.

      In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation Transition and Disclosure” that amends SFAS 123 “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of APB Opinion No. 28, “Interim Financial Reporting” and Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS 148 is effective for fiscal years ending after December 15, 2002. The adoption of SFAS 148 except for the disclosure requirements had no impact on the consolidated financial statements. The additional required disclosure is found in Note 13.

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

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average number of common shares the dilutive effect of stock options and shares issuable under the employee stock purchase plan. Details of the calculations are as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except
	per share amounts)
Net income (loss) per share — basic:
Net income (loss)	$(50,297)	$(19,260)	$8,576
Less: preferred dividends	—	—	(397)

Net income (loss) available to common stockholders	$(50,297)	$(19,260)	$8,179

Weighted average shares — basic	41,945	41,449	30,839

Net income (loss) per share — basic	$(1.20)	$(0.46)	$0.27

Net income (loss) per share — diluted:
Net income (loss)	$(50,297)	$(19,260)	$8,576

Weighted average shares outstanding — basic	41,945	41,449	30,839
Assumed conversion of preferred stock	—	—	5,725
Dilutive effect of stock options	723	1,214	1,702
Dilutive effect of employee stock purchase plan	5	7	—

Weighted average shares — diluted	42,673	42,670	38,266

Net income per share — diluted	*	*	$0.22

*	Inclusion of common stock equivalent shares would result in an anti-dilutive net loss per share. As a result, the diluted loss per share is the same as basic loss per share.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the current year presentation.

Accumulated Other Comprehensive Income

      Comprehensive income includes, among other things, net income (loss) and unrealized gains from investments in available-for-sale securities, net of income tax effect. The unrealized gains from investments in available-for-sale securities were $ 0.2 million and $ 0.1 million for 2002 and 2001, respectively. The Company has chosen to present comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity.

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes in the components of accumulated other comprehensive income for 2002 and 2001 were as follows:

		Accumulated
	Unrealized Gain	Other
	on Available-for-	Comprehensive
	Sale Securities	Income

	(In thousands)
Balance, December 31, 2000	$—	$—
Change for 2001	60	60

Balance, December 31, 2001	$60	$60

Change for 2002	45	45

Balance, December 31, 2002	$105	$105

2.     Acquisitions

      In September 2000, the Company purchased certain assets of Communications Planning and Services, Inc., which provides certain design and implementation services for communications systems. The acquisition was accounted for under the purchase method of accounting. The purchase price was $0.7 million, of which $0.4 million was allocated to goodwill and was amortized over ten years.

      In October 2000, the Company purchased certain assets of Magnetic Electric Construction Corp., which provides certain electrical services. The purchase price was $1.3 million, comprised of $0.7 million in cash and 23,077 common shares of the Company valued at approximately $0.6 million on date of closing. The acquisition was accounted for under the purchase method of accounting, and $1.2 million of the purchase price was allocated to goodwill and was amortized over ten years.

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. (“SFAS”) 142, which requires goodwill to be tested for impairment on an annual basis, and written down when impaired, rather than amortized, as previously required. If an impairment loss exists as a result of the transitional goodwill impairment test, the implementation of SFAS 142 could result in a one-time charge to earnings as a cumulative effect of accounting change. The Company did not identify an impairment charge upon implementation.

      During the fourth quarter of 2002, the Company conducted the required annual impairment review. Due to a significant decrease in demand for services from telecommunications carriers and uncertainty as to the timing of any improvement in industry conditions, the Company determined that the implied fair value of its reporting unit, based on quoted market prices, is less than recorded goodwill for the reporting unit. As a result the Company recorded a goodwill impairment charge of $1.5 million.

3.     Certificate of Deposit (Restricted Cash)

      In August 2002, Lexent Metro Connect, LLC entered into a franchise agreement with the City of New York, whereunder LMC will be permitted to construct, operate and provide local high capacity telecommunications networks and services. In connection therewith, the City of New York, required that LMC post $2.0 million to secure its obligations. LMC provided the $2.0 million in the form of an unconditional letter of credit. A certificate of deposit for $2.0 million was pledged as collateral for the $2.0 million letter of credit.

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Receivables, Net

	December 31,	December 31,
	2002	2001

	(In thousands)
Accounts receivable — billed to customers	$23,891	$42,237
Unbilled receivables on completed projects accounted for under the completed contract method	717	3,734
Costs and estimated earnings in excess of billings on projects accounted for under the percentage-of-completion method	5,044	2,852
Unbilled receivables on cost-plus contracts	—	4,793
Costs of uncompleted projects accounted for under the completed contract method	661	2,457
Retainage	2,638	736

	32,951	56,809
Less: allowance for uncollectible amounts	(4,640)	(15,638)

	$28,311	$41,171

      For 2002, 2001, and 2000, the provision for uncollectible amounts was $0.1 million, $32.3 million, and $2.6 million, respectively. Amounts written off against the allowance for 2002, 2001, and 2000 were $11.1 million, $24.0 million, and $2.1 million, respectively.

      Amounts retained by customers related to projects that are progress-billed may be outstanding for periods that exceed one year.

5.     Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2002	2001

	(In thousands)
Motor vehicles	$2,238	$4,000
Tools and equipment	4,034	9,489
Office equipment and furniture	432	1,224
Computer equipment	1,943	5,896
Leasehold improvements	1,327	1,418
Purchased software	794	933

Property and equipment	10,768	22,960
Less: accumulated depreciation and amortization	(6,735)	(10,064)

Property and equipment, net	$4,033	$12,896

      Depreciation and amortization expense for 2002, 2001, and 2000 was $4.8 million, $5.8 million, and $3.6 million, respectively. The above table includes assets and related amortization in connection with capitalized leases. See Note 17 for additional information.

      In 2002, a loss on disposal of fixed assets of $2.3 million was recorded. Loss on disposal of fixed assets is included in “Other income (expense), net.”

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Investments

      Available-for-sale investments of $44.3 million at December 31, 2002, represented investment grade securities backed by U.S. government and Federal Agency bonds, which have maturities in excess of 90 days. Available-for-sale securities at December 31, 2001 represented the market value at that date of publicly traded shares of common stock received from a customer in October 2001 in partial settlement of a receivable. One half of such shares were sold during January 2002 for a net gain of $0.6 million. On April 2, 2002, the Company sold its remaining shares for a net loss of $2.0 million. Net realized gains and losses are included in “Other income (expense), net.”

      In February 2001, the Company purchased 1,000,000 shares of Series C Preferred Stock of Telseon Inc. for an aggregate cost of $1.6 million. In January 2002, Telseon consummated a financial restructuring in which the Company did not participate. As a result of Telseon’s restructuring, the Company’s preferred shares were converted into common stock, and its interest in Telseon was substantially diluted. The Company determined that the value of its investment was permanently impaired and recorded a charge to other expense of $1.6 million in 2001.

7.     Accrued Liabilities

      Accrued liabilities (including noncurrent portion) are comprised of:

	December 31,

	2002	2001

	(In thousands)
Accrued payroll and related benefit	$2,275	$3,155
Accrued project costs	2,930	1,674
Other	1,624	3,557

Total	$6,829	$8,386
Less: noncurrent portion	600	—

Accrued liabilities-current	$6,229	$8,386

8.     Provision for Restructuring Charges

      In 2002, the Company recorded $9.1 million in restructuring expense, primarily in connection with the closing of eleven offices and reduction in its workforce. The restructuring charges are comprised primarily of $6.5 million for obligations under leases for premises which the Company has vacated, $0.7 million for severance and related contractual obligations for approximately fifteen non-unionized personnel and executives in areas being closed or scaled back, and $2.3 million for write-offs of property and equipment offset against a reversal of $0.4 million for the unused restructure reserve for severance from 2001. During the year the Company scaled back its expansion plans and closed a number of offices, and changed its business plans to focus primarily on its traditional markets, including the New York metropolitan region, Washington D.C., and Florida.

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the restructuring reserve at December 31, 2002, is as follows:

	Reserve					Reserve
	Balance @	2002			Net Expense	Balance @
(Including non-current portion)	Dec. 31, 2001	Expense	Deductions	Reversal	(Reversal)	Dec. 31, 2002

	(In thousands)
Severance and related contractual obligations	$1,751	$729	$(1,488)	$(353)	$376	$639
Lease obligations	7,591	6,520	(4,134)	(56)	6,464	9,921
Property and equipment	—	2,292	(2,263)	—	2,292	29

Total	$9,342	$9,541	$(7,885)	$(409)	$9,132	$10,589

      The Company estimates that $4.0 million of the remaining reserve at December 31, 2002 will be paid during 2003, and the balance of $6.6 million will be paid over the next 8 years. The reversal amounts represent a change in estimate relating to severance and lease obligations from the 2001 plan.

9.     Notes Payable and Other Financing Arrangements

      In November 2000, the Company completed a $50 million bank credit facility with five banks to be used for general corporate purposes including working capital and potential acquisitions. During 2001, the $2.0 million loan outstanding was repaid and the credit facility was terminated.

      At December 31, 2002 and 2001, the Company had $0.3 million and $1.0 million, respectively, of installment loans payable, primarily related to its fleet of vehicles. Of those amounts, $0.2 million and $0.6 million, respectively, were classified as current, with the balance classified as noncurrent. The loans bear interest at rates ranging between 0.9% and 11.3%, have terms averaging three years, and are collateralized by the vehicles.

      At December 31, 2002 and 2001, the balance of a subordinated note payable to a stockholder was $2.0 million and $3.6 million, respectively — see Note 10.

      The following are the maturities of long-term debt (excluding capitalized lease obligations — see Note 17) for the next two years:

Maturity	Amount

(In thousands)
2003	$1,776
2004	459

Total	$2,235

10.     Related Party Transactions

      On January 1, 1997, the Company repurchased common shares owned by a stockholder and issued a subordinated promissory note in the amount of $10.2 million. The note bears interest at the rate of 6%. As of December 31, 2002 and 2001, the outstanding principal balance of the note was $2.0 million and $3.6 million, respectively, of which $1.6 million is classified as current at both dates, and the balance is classified as non-current. The note is subordinated to all senior debt. The note is payable in annual installments of $0.4 million plus accrued interest starting October 1, 1998, with the final payment due on January 1, 2004.

      As of December 31, 1999, the Company had outstanding subordinated promissory notes payable to its two principal common stockholders in the aggregate amount of $0.4 million, which were classified as non-current. The notes bore interest at 6% and were subordinated to all senior debt. On August 31, 2000, the Company repaid those notes to its two principal common stockholders.

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      From time to time prior to 2000, the Company’s two principal common stockholders advanced money to the Company for its operating needs, and the Company made repayments of such advances. At December 31, 1999, the amount owed by the Company to its two principal common stockholders for such advances aggregated $0.2 million, which was repaid in November 2000. The advances bore interest at the rate of 6%, were not subordinated, and were classified as current because there were no formal repayment terms.

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

      On May 1, 2000, the Company entered into a ten-year lease for a garage and warehouse facility in Long Island City, New York. The lease payments are $0.6 million per year commencing May 1, 2000 through April 2010. The facility is leased from an entity that is owned by the Company’s two principal common stockholders.

      During 1999, the Company purchased services for total costs of $1.4 million from Metro Design Systems, Inc. (“MDS”), an entity, which was owned by three of the Company’s then principal common stockholders and a director of the Company. In September 1999, the Company acquired the property and equipment, trade name, and goodwill of MDS for a purchase price of $0.2 million, which was paid in cash. As of December 31, 1999, amounts payable by the Company to MDS amounted to $0.2 million, which was paid in 2000.

      On July 20, 1998, the Company agreed to provide a former officer, who is currently a common stockholder with lifetime medical, dental and life insurance benefits, and also, while he remains a common stockholder, a new automobile every three years and an office at his primary residence. Costs for such benefits are charged to expense as incurred, and amounted to $31,000, $34,000 and $33,000 for 2002, 2001 and 2000, respectively. In addition, such former officer provided consulting services pursuant to an agreement with the Company for the period December 1, 2000 through November 30, 2001 for a fee of $83,000.

      The Company has agreed to pay its founder an annual pension for life, which amounted to $75,000 for 2001, 2000 and 1999, respectively. The annual pension amount has been increased to $100,000 effective March 1, 2002.

      Interest expense incurred by the Company to related parties during the years 2002, 2001, and 2000, amounted to $0.2 million, $0.2 million, and $0.4 million, respectively. Accrued interest payable to related parties as of December 31, 2002 and 2001 was $0.03 million and $0.05 million, respectively.

11.     Redeemable Convertible Preferred Stock

      On July 23, 1998, the Company sold 5,538,458 shares of redeemable convertible preferred stock for proceeds of $11.5 million. The preferred stock was entitled to cumulative dividends at the rate of 6% per annum. At the option of the holders, dividends may be paid in the form of additional preferred stock or in cash. For 2000 and 1999, dividends were accrued as additional preferred stock in the amounts of $0.4 million and $0.7 million, respectively, offset by a charge to retained earnings (accumulated deficit). Upon completion of the Company’s public offering of common stock on August 2, 2000, preferred dividends accrued from January 1, 1999 through August 2, 2000 of $1.1 million were paid in cash. On August 2, 2000, all outstanding shares of preferred stock were converted into 9,814,624 shares of common stock.

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Stockholders’ Equity

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

13.     Stock-Based Compensation Plans

     Stock Options And Awards

      In 2000, the Company adopted a Stock Option and Restricted Stock Purchase Plan, pursuant to which up to 8,700,000 common shares are available for option grants. In May 2001, at the annual stockholders’ meeting, the number of shares allocated to the stock option plan was increased to 9,900,000 common shares. Stock options granted under the plan may be incentive stock options or nonqualified stock options and are exercisable for up to ten years following the date of grant. Vesting provisions are determined by the Board of Directors on a case-by-case basis. Options granted become exercisable over periods ranging from immediately to up to four years after the date of grant.

      On September 24, 2001, pursuant to an offer by the Company to exchange outstanding options with exercise prices of $13.50 or higher for new options, a total of 1,743,700 options were tendered and were canceled. On March 25, 2002 the Company granted 1,343,425 new options to optionees who were still employed on that date. The exercise price of the new options was $3.03 based on the closing price on March 25, 2002 and the new options will vest as if the tendered options had not been cancelled.

      Stock option transactions are summarized in the following table:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 1999	3,572,250	$2.35
Granted	4,758,850	$12.53
Exercised	(1,075,000)	$3.38
Canceled or expired	(194,125)	$9.52

Outstanding at December 31, 2000	7,061,975	$8.87
Granted	539,850	$13.53
Exercised	(528,070)	$0.48
Canceled or expired	(3,155,194)	$15.82

Outstanding at December 31, 2001	3,918,561	$5.55
Granted	2,899,425	$3.72
Exercised	(481,581)	$0.69
Canceled or expired	(1,210,638)	$5.80

Outstanding at December 31, 2002	5,125,767	$5.05

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of	Number	Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Number Exercisable	Exercise Price

$ 0.33 - $ 0.49	656,274	6.0	$0.48	631,746	$0.48
$ 0.88 - $ 0.88	22,500	10.0	$0.88	—	—
$ 1.01 - $ 1.01	130,355	6.7	$1.01	96,641	$1.01
$ 1.58 - $ 1.67	825,000	9.7	$1.65	206,250	$1.65
$ 3.03 - $ 3.71	960,984	7.8	$3.05	564,495	$3.04
$ 5.00 - $ 7.33	2,264,000	7.6	$6.51	1,440,817	$6.69
$ 7.60 - $10.00	75,000	8.0	$8.80	55,470	$9.12
$15.00 - $15.00	38,154	6.7	$15.00	24,827	$15.00
$23.25 - $30.00	153,500	8.0	$23.40	99,250	$23.49

	5,125,767	7.7	$5.05	3,119,496	$4.91

      During 2000, the Company issued rights to purchase 352,500 shares of restricted stock at $6.67 per share, all of which were exercised.

      For certain options and restricted stock granted in 1999 and the first quarter of 2000, the exercise or sale prices were determined by the Board of Directors at dates of grant to be equal to the fair value of the underlying stock, however, such exercise or sale prices were subsequently determined to be lower than the deemed fair values for financial reporting purposes of the underlying common stock on the date of grant. Deferred stock-based compensation also includes the fair value at grant date of options granted to non-employees. Deferred stock-based compensation of $0.1 million, $1.3 million, and $41.7 million was recorded in 2002, 2001 and 2000, respectively, in connection with stock options granted and restricted stock issued during those periods. To the extent that unvested options are forfeited, previously recorded deferred stock-based compensation is reversed. In 2002, $3.8 million was reversed for unvested options, which were forfeited. In 2001, $1.3 million was reversed for unvested options, which were forfeited, and $7.6 million was reversed with respect to an optionee whose status was changed from employee to consultant on April 1, 2001. The latter’s unvested options were remeasured at their current fair value of $1.3 million on April 1, 2001, and that amount was charged to deferred stock-based compensation. Amortization of deferred stock-based compensation was $3.3 million, $6.1 million, and $26.2 million for 2002, 2001, and 2000, respectively. Deferred tax benefits were recorded in connection with amortization of stock-based compensation expense related to nonqualified options in the amounts of $0.4 million, $1.4 million, and $8.1 million in 2002, 2001 and 2000, respectively. With respect to such deferred tax benefits, to the extent that the nonqualified options are forfeited or are exercised when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the grant date ($22.80 per share), a portion of such deferred tax benefits would not be realized and such portion may be charged to expense. During 2002, $2.4 million of deferred tax assets were charged to expense in connection with forfeited options. See Note 14.

     Employee Stock Purchase Plan

      On August 1, 2001, the Company established an Employee Stock Purchase Plan (“ESPP”) through which employees may purchase shares of common stock through payroll deductions. The price paid by an employee is 85% of the lesser of the market value on the offering date or the last day of the purchase period. There are two 6-month purchase periods in each year, commencing August 1, 2001. The market value was $1.60 per share on the first offering date (August 1, 2002), the market value was $5.38 per share on the first offering date (August 1, 2001) and $5.85 per share on the second offering date (February 1, 2002). Employees may purchase up to 1,000 shares in each purchase period. Under the ESPP, 2,500,000 shares were

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authorized and available for issuance. At the end of the first purchase period (January 31, 2002), 49,791 shares were issued at a purchase price of $4.57 per share, at the end of the second purchase period (July 31, 2002), 24,652 shares were issued at a purchase price of $1.39 per share. At December 31, 2002, 39,457 shares were issuable to employees based on payroll deductions of $0.03 million through that date. Employees participating in the ESPP withdrew their funds prior to the January 31, 2003 purchase. The Employee Stock Purchase Plan was terminated in January 2003.

     Stock Options

	2002	2001	2000

Expected volatility factor:
Pre IPO	n/a	n/a	0%
Post IPO	71%	66%	66%
Risk free interest rate	3.8%	4.6%	6.3%
Expected life	4 years	4 years	4 years
Expected dividend rate	0%	0%	0%
Weighted average fair value:
Pre IPO	n/a	n/a	$2.10
Post IPO	n/a	n/a	$9.19
Average	$1.83	$7.29	$5.20
Weighted average grant price:
Pre IPO	n/a	n/a	$9.32
Post IPO	n/a	n/a	$16.66
Average	$3.26	$13.53	$12.53

     ESPP

	2002	2001

Expected volatility factor	71%	66%
Weighted average fair value	$1.60	$5.38
Weighted average grant price	$1.36	$4.57

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures, the estimated fair value of stock options at grant date is amortized to pro forma expense over the vesting period. Pro forma information for the years 2002, 2001 and 2000 is as follows:

	2002	2001	2000

	(In thousands, except per share amounts)
Net income (loss), as reported	$(50,297)	$(19,260)	$8,576
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards net of related tax effects	2,493	1,338	2,438

Pro forma net income	$(52,790)	$(20,598)	$6,138

Basic and diluted net income per share as reported:
Basic	$(1.20)	$(0.46)	$0.27

Diluted	$(1.20)	$(0.46)	$0.22

Basic and diluted pro forma net income per share:
Basic	$(1.26)	$(0.50)	$0.19

Diluted	$(1.26)	$(0.50)	$0.16

14.     Income Taxes

      The Company files a consolidated federal income tax return with its subsidiaries. The income tax provision (benefit) consists of:

	December 31,

	2002	2001	2000

	(In thousands)
Current:
Federal	$(14,750)	$—	$17,345
State and local	—	—	4,327
Deferred provision (benefit)	20,962	(13,856)	(8,968)

Income tax provision (benefit)	$6,212	$(13,856)	$12,704

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of deferred tax assets and liabilities are as follows:

	December 31,

	2002	2001

	(In thousands)
Current deferred taxes:
Net operating loss	$6,342	$8,061
Allowance for uncollectible amounts	5,155	6,929
Deferred costs on uncompleted projects	70	185
Other reserves	3,301	1,595
Accrued liabilities	266	33

	15,134	16,803
Less: valuation allowance	(15,134)	—

Current deferred taxes, net	—	16,803

Non-current deferred taxes:
Depreciation and amortization	348	(970)
Amortization of deferred stock-based compensation related to nonqualified options	11,239	9,794

	11,587	8,824
Less: valuation allowance	(11,587)	—

Net deferred tax asset	$—	$25,627

      SFAS 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. Based on the Company’s performance in the past few years and the current challenging economic environment that has negatively impacted the Company’s operating results, the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. In addition, the Company expects to provide a full valuation allowance on future tax benefits until it can substantiate a level of profitability that demonstrates its ability to utilize the assets. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

      As of December 31, 2002, the Company has recorded a $14.8 million income tax receivable relating to current net operating losses expected to be realized through tax carryback provisions.

      A reconciliation of the statutory federal income tax provision (benefit) rate to the Company’s tax provision (benefit) is as follows:

	2002	2001	2000

Federal statutory rate applied to pre-tax income	(35.0)%	(35.0)%	35.0%
State and local taxes, net of federal benefit	(11.9)	(9.3)	9.5
Tax effect of non-deductible items	0.4	2.3	15.2
Change in valuation allowance	60.6	—	—

Total tax provision (benefit)	14.1%	(42.0)%	59.7%

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Retirement Plans and 401(k) Savings Plan

      Effective January 1, 1999, the Company adopted a 401(k) savings plan covering all employees who are not subject to collective bargaining agreements. Each covered employee is eligible to become a participant, and may contribute up to 15% of salary on a tax-deferred basis. The Company contributes 3% of each covered employee’s salary up to the maximum annual amount permitted by IRS regulations. The Company’s contributions vest ratably over the employees’ first five years of service. For 2002, 2001 and 2000, $0.3 million, $0.9 million and $0.6 million, respectively, was charged to expense for the 401(k) plan.

16.     Contingencies

      From time to time, the Company is involved in various suits and legal proceedings, which arise in the ordinary course of business. Several employment related lawsuits and administrative complaints have been filed alleging wrongful termination, breach of contract or employment discrimination. There was also a class action suit filed in October 2001 against the Company, certain of its senior executives and its underwriters, alleging violation of the Securities law in connection with the initial public offering. It is too early to assess the outcome of the above referenced matters. Therefore, at present it cannot be determined whether the ultimate outcome of these matters will have a material impact on the Company’s financial position or results of operations.

      A shareholder class action suit filed on October 26, 2001, Labansky, et al. v. Lexent Inc. et al., in the Southern District of New York against the Company, certain of its present and former senior executives and its underwriters continues. All individual present and former senior executive defendants have been dismissed from the case without prejudice. The complaint alleges that the registration statement and prospectus relating to the Company’s initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose that (1) certain underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Company’s stock in the initial public offering; and (2) certain underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Company’s stock in the aftermarket following the initial public offering. The suit against the Company is part of a number of initial public offering securities claims against multiple issuers and underwriters presently pending before the Judge. No discovery has occurred in the suit involving the Company. On February 19, 2003, U.S. District Court Judge Scheindlin issued an opinion denying the Motion to Dismiss the Section 11 claims against the Company but granting said motion, without prejudice, with respect to the Section 10 (b) (5) claims. As indicated in previous filings, the Company intends to defend itself vigorously. Management currently believes that the resolution of this litigation will not have a material adverse impact on the Company’s financial position or the results of operations, although the ultimate outcome of this matter cannot be determined at this time.

      On July 9, 2002, the Company’s subsidiary, Hugh O’Kane Electric Co., LLC (“HOK”), was served with a Complaint filed in the District of Maryland by several former employees, Yemele T. William Nestor et al. v. Hugh O’Kane Electric Company, LLC (“Employee Action”), alleging violations of Title VII of the Civil Rights Act of 1964, as amended. Plaintiffs in the Employee Action seek compensatory and punitive damages. In addition, on September 9, 2002, HOK was served with a second Complaint filed in the District of Maryland by the U.S. Equal Employment Opportunity Commission on behalf of other employees, Equal Employment Opportunity Commission v. Hugh O’Kane Electric Company, LLC (“EEOC Action”), alleging violations of Title VII of the Civil Rights Act of 1964, as amended. The EEOC Action seeks compensatory damages and injunctive relief. The Employee Action and the EEOC Action arise from the same core of allegations. HOK intends to defend itself vigorously in both actions. HOK’s Answers in both actions have been filed, and limited discovery has been conducted in anticipation of mediation, which has been scheduled for March 2003. It is too early to assess the ultimate outcome of the above-referenced matters served upon the Company. Therefore, at

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

present, it cannot be determined whether the ultimate outcome of these matters, individually or cumulatively, will have a material impact on the Company’s financial position or results of operations.

      On or about July 22, 2002, the Company was served with a complaint in the Northern District of Illinois, Annecca Inc. et al. v. Lexent Inc., brought by several plaintiffs associated with U.S. Electric LLC, alleging that the Company’s decisions neither to complete the purchase of U.S. Electric nor to employ certain of U.S. Electric’s principals constitute a breach of contract. Plaintiffs seek damages for lost profits, salaries, etc. The Company believes that the complaint is without merit and will vigorously defend itself. The Company’s Answer has been filed, and the Company has asserted several counterclaims. The parties are currently engaged in discovery. It is too early to assess the ultimate outcome of the litigation. Therefore, at present, it cannot be determined whether the ultimate outcome will have a material impact on the Company’s financial position or results of operations.

      HOK continues to be involved in litigation in the Southern District of New York, U.S. Information Systems, Inc. et al. v. International Brotherhood of Electrical Workers Local Union 3, AFL-CIO et al., served on or about March 10, 2002, brought by three electrical contractors alleging a conspiracy among certain other contractors (including HOK) and the International Brotherhood of Electrical Workers, Local Union Number 3, AFL-CIO (“IBEW”). The suit alleges violations of the federal Sherman Antitrust Act and state laws and claims that the defendants exercise market power restricting the ability of plaintiffs, who employ workers from the Communication Workers of America (“CWA”), from performing telecommunications services work in the New York metropolitan area. Plaintiffs seek treble damages. The Company believes that this suit is part of an ongoing labor dispute between the IBEW and the CWA and that the allegations against HOK are without merit. HOK intends to defend itself vigorously in this litigation. Discovery is complete, but it is too early to assess the ultimate outcome of the litigation. Notwithstanding, a damage judgment against HOK could have a material adverse effect on the Company’s business operating results and financial condition.

17.	Lease Commitments

      The Company leases equipment, motor vehicles and real estate (including real estate leased from related parties referred to in Note 10) under leases accounted for as operating leases with terms ranging from one to ten years. Total rent expense for operating leases was $7.1 million, $7.8 million, and $4.4 million for 2002, 2001 and 2000, respectively.

      Future minimum lease payments under operating leases as of December 31, 2002 are as follows:

Amount

(In thousands)
2003	$4,793
2004	3,330
2005	2,712
2006	1,865
2007	1,875
After 2007	4,971

Total	$19,546

      The Company has also leased equipment under capitalized leases. As of December 31, 2002 and 2001, assets recorded under capitalized leases were $0.5 million and $2.5 million, respectively, accumulated amortization was $0.4 million and $1.4 million, respectively, and the total liability recorded under such capitalized leases was $0.3 million and $1.0 million, respectively. The weighted average interest rate for

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalized leases is 6.3% and 6.9%, respectively. Following are minimum lease payments under capitalized leases and the present value of the net minimum lease payments as of December 31, 2002:

Amount

(In thousands)
2003	$265
2004	6

Total minimum lease payments	271
Less: amount representing interest	(7)

Present value of net minimum lease payments	$264

18.	Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash, cash equivalents, available-for-sale investments, a certificate of deposit and trade receivables. Cash balances may at times, exceed amounts covered by FDIC insurance. The Company believes it mitigates its risk by depositing cash balances with high quality financial institutions that it believes are financially sound. Recoverability is dependent upon the performance of the institution. The Company’s cash equivalents are diversified and consist primarily of investment grade securities with original maturities of three months or less. Investments are made in obligations of high-quality financial institutions, government and government agencies and corporations, thereby reducing credit risk concentrations. Interest rate fluctuations impact the carrying value of the portfolio.

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

      For 2002, the Company had revenues from two separate customers, which comprised 23% and 18%, respectively, of the Company’s total revenues. A significant portion of the Company’s revenue from the second largest customer was derived from a contract, which was completed during 2002. At December 31, 2002, accounts receivable from these customers totaled $6.1 million and $0.5 million, respectively. For 2001, the Company had revenues from two separate customers, which comprised 23% and 16%, respectively, of the Company’s total revenues. At December 31, 2001, accounts receivable from these customers totaled $0.9 million and $10.9 million, respectively. For 2000, the Company had revenues from one customer, which comprised 25% of the Company’s total revenues. At December 31, 2000, accounts receivable from this customer totaled $2.1 million. If in any period there are adverse developments in the financial condition of customers, the provision for doubtful accounts could be significantly increased. The amounts of the Company’s receivables, which will ultimately be collected from each customer may differ from the Company’s estimates, in which event the provision for doubtful accounts could also be significantly increased.

19.	Subsequent Events

      On February 18, 2003, the Company announced that it had received an offer from a buying group, which included Hugh J. O’Kane, Jr. and Kevin M. O’Kane (“Buying Group”), to purchase all outstanding shares of the Company (not owned by the Buying Group) for $1.25 per share (“Offer”). The Company’s Board of Directors currently consists solely of Hugh J. O’Kane, Jr. and Kevin M. O’Kane. As a result of the absence of independent members from the Company’s Board of Directors, the Company retained Rodman & Renshaw,

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inc., a New York based investment banking firm as an independent advisor to assist in evaluating and responding to the Offer.

      As of March 15, 2003, the Company was aware of six (6) class action lawsuits that had been filed in the State Court in Delaware. All of the lawsuits have named Lexent Inc., Hugh J. O’Kane, Jr. and Kevin M. O’Kane as defendants. At least one of the lawsuits, Robert Ramsey v. Lexent Inc. et al., has also named, as defendants, several former members of the Company’s Board of Directors. The suits allege, inter alia, that the Offer is unfair and inadequate, the Buying Group has engaged in self-dealing and has not acted in good faith, and that Lexent Inc. and its Board of Directors, present and former, have breached their fiduciary duty to shareholders. The plaintiffs seek damages, including, but not limited to, enjoining the Company and the Buying Group from proceeding with, consummating or closing the proposed transaction. Answers have not yet been filed on behalf of the Company and its present and former Board Members. It is too early to assess the ultimate outcome of the above referenced matters. Therefore, at present it cannot be determined whether the ultimate outcome of these matters will have a material impact on the Company’s financial position or results of operations.

      The Company received a letter, dated March 3, 2003, from the NASDAQ Stock Market notifying the Company that, as a result of the resignations of the four independent Board of Directors, the Company does not currently meet the independent director and auditor committee requirements for the continued listing on NASDAQ. NASDAQ rules require the Company to have an audit committee composed of at least 3 independent directors. NASDAQ is currently reviewing the Company’s eligibility for continued listing on NASDAQ and has requested that the Company submit a specific plan and timetable to achieve compliance with NASDAQ rules. The requested plan was submitted on March 19, 2003.

      NASDAQ has not yet issued a formal notice for the delisting of Lexent’s securities from NASDAQ.

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Unaudited Quarterly Financial Data

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001	2002	2002	2002	2002

	(In thousands)
Statement of Operations Data:
Revenues	$72,105	$67,044	$49,189	$52,240	$31,313	$33,152	$27,718	$31,659
Cost of revenues	58,663	52,199	40,938	43,201	29,435	31,373	34,158	35,558
General and administrative expenses	6,432	5,877	4,366	3,562	4,195	3,896	4,446	3,369
Depreciation and amortization	1,311	1,440	1,527	1,525	1,289	1,233	1,229	1,036
Non-cash stock-based compensation	2,244	1,287	1,269	1,258	1,021	760	760	760
Provision for doubtful accounts	15,775	7,709	475	8,327	237	189	154	(454)
Restructuring charges	5,946	—	—	7,618	1,441	—	—	7,691
Impairment of goodwill	—	—	—	—	—	—	—	1,514

Operating (loss) income	(18,266)	(1,468)	614	(13,251)	(6,305)	(4,299)	(13,029)	(17,815)
Interest expense	284	172	253	368	76	65	57	46
Interest income	(799)	(541)	(575)	(419)	(359)	(337)	(325)	(329)
Other expense (income), net	393	126	(72)	1,555	1,408	40	8	2,287

Income (loss) before income taxes	(18,144)	(1,225)	1,008	(14,755)	(7,430)	(4,067)	(12,769)	(19,819)
Provision for (benefit from) income taxes	(8,202)	(117)	714	(6,251)	(701)	(1,614)	(5,620)	14,147

Net income (loss)	$(9,942)	$(1,108)	$294	$(8,504)	$(6,729)	$(2,453)	$(7,149)	$(33,966)

Net income (loss) per share:
Basic	$(0.24)	$(0.03)	$0.01	$(0.20)	$(0.16)	$(0.06)	$(0.17)	$(0.81)

Diluted	$(0.24)	$(0.03)	$0.01	$(0.20)	$(0.16)	$(0.06)	$(0.17)	$(0.81)

      During the fourth quarter of 2002, the Company recorded a goodwill impairment charge of $1.5 million and recorded net restructuring charges of $7.7 million.