Form 10-Q
period 2003-03-31
LEXENT INC
filed 2003-05-02
CIK 1105503

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-31105

LEXENT INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3990223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Three New York Plaza New York, New York (Address of principal executive offices)	10004 (Zip Code)

Registrant’s telephone number, including area code:

212-981-0700

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 42,244,959 shares outstanding as of April 28, 2003.

LEXENT INC. AND SUBSIDIARIES

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002	2
	Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2003 and March 31, 2002	3
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2003 and March 31, 2002	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14-15
Item 4.	Controls and Procedures	15
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 5.	Other information	15-16
Item 6.	Exhibits and Reports on Form 8-K	16
Signatures		17
Certifications		18-19

PART I.

FINANCIAL INFORMATION

Item 1.     Financial Statements

LEXENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)

	(Dollars in thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$26,101	$28,109
Certificate of deposit (restricted cash)	2,003	2,012
Available-for-sale investments	42,939	44,302
Receivables, net	20,782	28,311
Prepaid expenses and other current assets	549	2,048
Income taxes receivable	14,750	14,750

Total current assets	107,124	119,532
Property and equipment, net	3,559	4,033
Other assets	849	880

Total assets	$111,532	$124,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,225	$7,494
Accrued liabilities	3,170	6,229
Restructure reserve	3,077	4,023
Billings in excess of costs and estimated earnings on uncompleted projects	2,880	1,837
Provision for contract losses	3,082	3,472
Subordinated note payable to stockholder	1,582	1,582
Equipment and capital lease obligations	170	451

Total current liabilities	18,186	25,088
Subordinated note payable to stockholder	—	396
Accrued liabilities — noncurrent	750	600
Restructure reserve — noncurrent	6,216	6,566
Equipment and capital lease obligations	39	70

Total liabilities	25,191	32,720

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, 120,000,000 shares authorized, 42,236,959 and 42,168,396 shares outstanding at March 31, 2003 and December 31, 2002, respectively	42	42
Additional paid-in capital	156,057	156,035
Deferred stock-based compensation	(1,435)	(2,126)
Accumulated other comprehensive income	2	105
Accumulated deficit	(68,325)	(62,331)

Total stockholders’ equity	86,341	91,725

Total liabilities and stockholders’ equity	$111,532	$124,445

See accompanying notes to condensed consolidated financial statements.

LEXENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,

	2003	2002

	(Dollars in thousands,
	except per share
	amounts)
	(Unaudited)
Revenues	$20,345	$31,313
Cost of revenues	22,529	29,435

Gross margin	(2,184)	1,878

Operating expenses:
General and administrative expenses	2,854	4,432
Depreciation and amortization	513	1,289
Non-cash stock-based compensation*	681	1,021
Restructuring charges	—	1,441

Total operating expenses	4,048	8,183

Loss from operations	(6,232)	(6,305)
Other income and expense:
Interest expense	34	76
Interest income	(259)	(359)
Other (income) expense, net	(51)	1,408

Total other (income) expense, net	(276)	1,125

Loss before income taxes	(5,956)	(7,430)
Provision for (benefit from) income taxes	38	(701)

Net loss	$(5,994)	$(6,729)

Net loss per share:
Basic and diluted	$(0.14)	$(0.16)

Weighted average common shares outstanding:
Basic	42,195	41,699

Diluted	**	**

*	Substantially these amounts would have been classified as general and administrative expenses.

**	Anti-dilutive, therefore, not presented.

See accompanying notes to condensed consolidated financial statements.

LEXENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,

	2003	2002

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,994)	$(6,729)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Restructuring charges	—	1,441
Depreciation and amortization	513	1,289
Provision for uncollectible accounts	(118)	237
Loss on investment/disposition of assets	—	1,408
Provision for deferred taxes	—	2,253
Provision for contract losses	(390)	—
Non-cash stock-based compensation	681	1,021
Changes in working capital items:
Receivables	7,647	6,493
Prepaid expenses and other current assets	1,499	632
Other assets	31	403
Accounts payable	(3,269)	178
Accrued liabilities	(4,093)	(3,856)
Income taxes payable and prepaid taxes	—	(1,245)
Billings in excess of costs and estimated earnings on uncompleted projects	1,043	764

Net cash (used in) provided by operating activities	(2,450)	4,289

Cash flows from investing activities:
Capital expenditures, net of equipment loans and capital leases	(148)	(300)
Proceeds from renewal of certificate of deposit	16	—
Proceeds from sale of available-for-sale investments	1,260	3,003

Net cash provided by investing activities	1,128	2,703

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	22	279
Repayments of subordinated note payable to stockholder	(396)	(396)
Repayments of equipment loans and capital leases	(312)	(420)

Net cash used in financing activities	(686)	(537)

Net (decrease) increase in cash and cash equivalents	(2,008)	6,455
Cash and cash equivalents at beginning of period	28,109	75,839

Cash and cash equivalents at end of period	$26,101	$82,294

Supplemental cash flow information:
Cash paid for:
Interest	$36	$83
Income taxes	$20	$96

See accompanying notes to condensed consolidated financial statements.

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003
(Unaudited)

      The condensed consolidated financial statements of Lexent Inc. and Subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at March 31, 2003 and the results of its operations and cash flows for the periods ended March 31, 2003 and March 31, 2002. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003.

      Certain amounts in the prior period have been reclassified to conform with the current year presentation.

      The Company received a letter, dated March 3, 2003 from the Nasdaq Stock Market notifying the Company that, as a result of the resignations of the four independent Board of Directors, the Company does not currently meet the independent director and audit committee requirements for the continued listing on Nasdaq. Nasdaq rules require the Company to have an audit committee composed of at least 3 independent directors.

      On April 23, 2003, the Company received a Nasdaq Staff Determination stating that the Company’s common stock is subject to delisting from the Nasdaq National Market for failing to meet such requirements for continued listing in accordance with Marketplace Rules 4350(c) and 4350(d)(2). The Company filed a request for a hearing before the Nasdaq Listing Qualifications Panel to appeal the delisting determination, and a hearing has been scheduled for May 29, 2003. The Company’s common stock will continue to be traded on the Nasdaq National Market pending the final decision by Nasdaq. There can be no assurance that the Nasdaq Listing Qualifications Panel will grant the Company’s request for continued listing on the Nasdaq National Market. In the event the Company’s common stock is delisted from the Nasdaq Stock Market, the stock would then trade on the Nasdaq’s OTC Bulletin Board. The delisting of the Company’s common stock from the Nasdaq National Market could result in a reduction in the market price and the liquidity of the Company’s common stock.

1.     Net Loss Per Share

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

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except
	per share amounts)
Net loss per share — basic:
Net loss	$(5,994)	$(6,729)

Weighted average shares — basic	42,195	41,699

Net loss per share — basic	$(0.14)	$(0.16)

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except
	per share amounts)
Net loss per share — diluted:
Net loss	$(5,994)	$(6,729)

Weighted average shares — basic	42,195	41,699
Dilutive effect of stock options	358	1,121
Dilutive effect of employee stock purchase plan	—	4

Weighted average shares — diluted	42,553	42,824

Net loss per share — diluted	*	*

*	Inclusion of common stock equivalent shares would result in an anti-dilutive net loss per share. As a result, the computation for diluted loss per share is not presented.

2.     Accumulated Other Comprehensive Income

      Comprehensive income includes net loss and unrealized gains from available-for-sale investments, net of income tax effect. The unrealized gains from available-for-sale investments were $0.002 million and $0.1 million for 2003 and 2002, respectively.

      Changes in the components of accumulated other comprehensive income for 2003 and 2002 were as follows:

	Unrealized Gain	Accumulated
	on Available-	Other
	for-Sale	Comprehensive
	Investments	Income

	(In thousands)
Balance, December 31, 2002	$105	$105

Change for first quarter 2003	(103)	(103)

Balance, March 31, 2003	$2	$2

3.     Certificate of Deposit (Restricted Cash)

      In August 2002, Lexent Metro Connect, LLC ( “LMC”), a wholly owned subsidiary of Lexent Inc., entered into a franchise agreement with the City of New York, whereunder LMC will be permitted to construct, operate and provide local high capacity telecommunications networks and services. In connection therewith, the City of New York required that LMC post $2.0 million to secure its obligations. LMC provided the $2.0 million in the form of an unconditional letter of credit. A certificate of deposit for $2.0 million was pledged as collateral for the $2.0 million letter of credit, and was renewed during the first quarter 2003.

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Receivables, Net

	March 31,	December 31,
	2003	2002

	(In thousands)
Accounts receivable — billed to customers	$17,539	$23,891
Unbilled receivables on completed projects accounted for under the completed contract method	466	717
Costs and estimated earnings in excess of billings on projects accounted for under the percentage-of-completion method	3,075	5,044
Costs of uncompleted projects accounted for under the completed contract method	699	661
Retainage	3,282	2,638

	25,061	32,951
Less allowance for uncollectible amounts	(4,279)	(4,640)

	$20,782	$28,311

      The amounts written off against the allowance for the three months ended March 31, 2003 and 2002 were $0.2 million and $1.7 million, respectively.

      Amounts retained by customers related to projects that are progress-billed may be outstanding for periods that exceed one year.

5.     Investments

      Available-for-sale investments represents investment grade securities backed by U.S. government, Federal Agency bonds, and AA rated corporate notes that have maturities in excess of 90 days.

6.     Employee Stock Purchase Plan

      At December 31, 2002, 39,457 shares were issuable to employees based on payroll deductions of $0.03 million through that date. Employees participating in the Employee Stock Purchase Plan (“ESPP”) withdrew their funds prior to the January 31, 2003 purchase. The ESPP was terminated in January 2003.

7.     Related Party Transactions

      During the three months ended March 31, 2003, the Company repaid $0.4 million including interest expense of $0.03 million on a subordinated note payable to a common stockholder.

      The Company leases buildings for office and warehouse purposes in New York City and in South Plainfield, New Jersey from entities owned by its two principal common stockholders and another common stockholder. Rent expense for these premises was $0.1 million for the three months ended March 31, 2003.

      In May 2000, the Company entered into a ten-year lease for a garage and warehouse facility in Long Island City, New York. Lease payments were $0.2 million for the three months ended March 31, 2003. The facility is leased from an entity owned by the Company’s two principal common stockholders.

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

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inc., a New York based investment banking firm as an independent advisor to assist in evaluating and responding to the Offer.

8.     Contingencies

      From time to time, the Company is involved in various suits and legal proceedings, which arise in the ordinary course of business. Six (6) class action lawsuits were filed during February and March 2003 in connection with an offer received by the Company from a buying group, which included Hugh J. O’Kane, Jr. and Kevin M. O’Kane, to purchase all outstanding shares of the Company (not owned by the buying group) for $1.25 per share. All of the lawsuits were filed in Delaware State Court and named Lexent Inc., Hugh J. O’Kane, Jr. and Kevin M. O’Kane as defendants. One of the lawsuits also named, as defendants, several former members of the Company’s Board of Directors. The suits allege, inter alia, that the offer is unfair and inadequate, the buying group has engaged in self-dealing and has not acted in good faith, and that the Company and its Board of Directors, present and former, have breached their fiduciary duty to shareholders. By Order, dated April 7, 2003, the six (6) class action lawsuits were consolidated under the caption In Re Lexent Inc. Shareholder Litigation. The Complaint adopted in the consolidated action names only Lexent Inc., Hugh J. O’Kane, Jr. and Kevin M. O’Kane as defendants. The plaintiff seeks damages, including but not limited to, enjoining the Company and the Buying Group from proceeding with, consummating or closing the proposed transaction. It is too early to assess the outcome of the above referenced matters. Therefore, at present it cannot be determined whether the ultimate outcomes of these matters will have a material impact on the Company’s financial position or results of operations.

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

      On July 9, 2002, the Company’s subsidiary, Hugh O’Kane Electric Co., LLC (“HOK”), was served with a Complaint filed in the District of Maryland by several former employees, Yemele T. William Nestor et al. v. Hugh O’Kane Electric Company, LLC (“Employee Action”), alleging violations of Title VII of the Civil Rights Act of 1964, as amended. Plaintiffs in the Employee Action seek compensatory and punitive damages. In addition, on September 9, 2002, HOK was served with a second Complaint filed in the District of Maryland by the U.S. Equal Employment Opportunity Commission on behalf of other employees, Equal Employment Opportunity Commission v. Hugh O’Kane Electric Company, LLC (“EEOC Action”), alleging violations of Title VII of the Civil Rights Act of 1964, as amended. The EEOC Action seeks compensatory damages and injunctive relief. The Employee Action and the EEOC Action arise from the same core of allegations. HOK

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intends to defend itself vigorously in both actions. HOK’s Answers in both actions have been filed, and limited discovery has been conducted in connection with mediation proceedings. It is too early to assess the ultimate outcomes of the above-referenced matters served upon the Company. Therefore, at present, it cannot be determined whether the ultimate outcome of these matters, individually or cumulatively, will have a material impact on the Company’s financial position or results of operations.

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

9.     Stock Options and Awards

      During the three months ended March 31, 2003, there were no options granted to purchase common shares, 297,482 options were terminated and expired and 68,563 options were exercised. As of March 31, 2003, options to purchase 4,759,722 common shares were outstanding.

      Deferred stock-based compensation is recorded for options and restricted stock grants for which the exercise or sale prices are lower than the deemed fair values for financial reporting purposes of the underlying common stock on the grant date. Deferred stock-based compensation also includes the fair value at grant date of options granted to non-employees and options which were remeasured to fair value on the date optionees’ status was changed from employee to consultant. Deferred stock-based compensation is amortized to expense over the vesting term of the options. To the extent that unvested options are forfeited, the balance of unamortized deferred stock-based compensation is reversed.

      During the three months ended March 31, 2003 there was not any deferred stock-based compensation recorded and $0.1 million, was recorded during the first quarter 2002. Also during the three months ended March 31, 2003 and 2002, $0.01 million and $3.8 million, respectively, was reversed for unvested options, which were forfeited.

      Amortization of deferred stock-based compensation was $0.7 million and $1.0 million for the three months ended March 31, 2003 and 2002, respectively. Deferred tax benefits were recorded in the amount of $0.1 million for the three months ended March 31, 2003 and 2002, in connection with amortization of deferred

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock-based compensation for nonqualified options. With respect to such deferred tax benefits, to the extent that nonqualified options are forfeited or are exercised when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the grant date ($22.80 per share), a portion of such deferred tax benefits would not be realized and such portion may be charged to expense. During the first three months ended March 31, 2003 and 2002, $0.2 million and $2.4 million of deferred tax assets was charged to expense in connection with forfeited options, respectively. For the three months ended March 31, 2003 such charges were offset by a corresponding reduction in the deferred tax asset valuation allowance.

      In December 2002, the Financial Accounting Standards Board (“FASB”), issued Statement of Accounting Standards No. (“SFAS”) 148, “Accounting for Stock-Based Compensation — Transition Disclosure, An Amendment of FASB Statement No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of the stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The adoption did not have a material impact on the Company’s results of operations or financial position and the additional required disclosures have been provided below.

      The Company applies the Accounting Principles Board Opinion No. (“APB”) 25 “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation costs have been recognized for its stock option plans and its stock purchase plan. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except
	amounts per share)
Net loss as reported	$(5,994)	$(6,729)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards net of related tax effects	(509)	(564)

Pro forma net loss	$(6,503)	$(7,293)

Basic and diluted net loss per share as reported:
Basic	$(0.14)	$(0.16)

Diluted	$(0.14)	$(0.16)

Basic and diluted pro forma net loss per share:
Basic	$(0.15)	$(0.17)

Diluted	$(0.15)	$(0.17)

10.     Provision for Restructuring Charges

      In 2002, the Company recorded $9.1 million in restructuring expense, primarily in connection with the closing of eleven offices and reduction in its workforce. The restructuring charges were comprised primarily of $6.5 million for obligations under leases for premises which the Company has vacated, $0.7 million for severance and related contractual obligations for approximately fifteen non-unionized personnel and executives in areas closed or scaled back, and $2.3 million for write-offs of property and equipment offset against a

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reversal of $0.4 million for the unused restructure reserve for severance from 2001. During 2002 the Company scaled back its expansion plans and closed a number of offices, and changed its business plans to focus primarily on its traditional markets, including the New York metropolitan region, Washington D.C., and Florida.

      A summary of the restructuring reserve at March 31, 2003, is as follows:

	Reserve			Reserve
	Balance at	Restructuring		Balance at
	December 31, 2002	Charges		March 31, 2003
	(including	Recorded in	Amounts	(including
	noncurrent	First Quarter	Charged to	noncurrent
	portion)	of 2003	the Reserve	portion)

	(In thousands)
Severance and related contractual obligations	$639	$—	$(398)	$241
Lease obligations	9,921	—	(869)	9,052
Property and equipment	29	—	(29)	—

Total	$10,589	$—	$(1,296)	$9,293

11.     Deferred Income Taxes

      Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. Based on the Company’s performance in the past few years and the current challenging economic environment that has negatively impacted the Company’s operating results, the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets at December 31, 2002. The Company is continuing to provide a full valuation allowance on future tax benefits until it can substantiate a level of profitability that demonstrates its ability to utilize the assets. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. For the three months ended March 31, 2003, the Company recorded a charge to the provision for income taxes of approximately $38,000 primarily in connection with the state franchise taxes.

12.     Recent Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board (“FASB”), issued Statement of Accounting Standards No. (“SFAS”) 148, “Accounting for Stock-Based Compensation — Transition Disclosure, An Amendment of FASB Statement No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of the stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company adopted SFAS 148 during the quarter ended December 31, 2002. The adoption did not have a material impact on the Company’s results of operations or financial position and the additional required disclosures are provided in Note 9 of “Notes to Condensed Consolidated Financial Statements”.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      We have offices in New York City, Washington D.C. metro, Boston metro, Long Island, and in the states of Florida, North Carolina and New Jersey.

      Our two largest customers in the first quarter of 2003 were a general contractor in the NY metro area and AT&T. We generated 27.4% and 20.1%, respectively, of our revenues from each of these customers for the quarter ended March 31, 2003. Some of our key customers include IBM, general contractors in the New York metro area, and the Dormitory Authority of the State of New York.

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

      The Company received a letter, dated March 3, 2003 from the Nasdaq Stock Market notifying the Company that, as a result of the resignations of the four independent Board of Directors, the Company does not currently meet the independent director and audit committee requirements for the continued listing on Nasdaq. Nasdaq rules require the Company to have an audit committee composed of at least 3 independent directors.

      On April 23, 2003, the Company received a Nasdaq Staff Determination stating that the Company’s common stock is subject to delisting from the Nasdaq National Market for failing to meet such requirements for continued listing in accordance with Marketplace Rules 4350(c) and 4350(d)(2). The Company filed a request for a hearing before the Nasdaq Listing Qualifications Panel to appeal the delisting determination, and a hearing has been scheduled for May 29, 2003. The Company’s common stock will continue to be traded on the Nasdaq National Market pending the final decision by Nasdaq. There can be no assurance that the Nasdaq Listing Qualifications Panel will grant the Company’s request for continued listing on the Nasdaq National Market. In the event the Company’s common stock is delisted from the Nasdaq Stock Market, the stock would then trade on the Nasdaq’s OTC Bulletin Board. The delisting of the Company’s common stock from the Nasdaq National Market could result in a reduction in the market price and the liquidity of the Company’s common stock.

Critical Accounting Policies

      Please refer to the description of our “Critical Accounting Policies” in the Management’s Discussion and Analysis section of our Form 10-K for the year ended December 31, 2002.

Results of Operations

First Quarter 2003 Compared to First Quarter 2002

      Revenues. Our revenues decreased by 35% to $20.3 million in the first quarter of 2003 from $31.3 million in the same period last year. The decrease in revenues was primarily a result of lower capital expenditures by several of our large telecommunications customers due to changing conditions in the telecommunications industry and the completion of the engineering, procurement and construction contract in the 4th quarter of 2002.

      Cost of revenues. Our cost of revenues represented 111% of revenues in the first quarter of 2003 compared with 94% of revenues in the same period last year. The increased percentage was due in part to the cold winter causing a decrease in productivity and delays in completing projects, the establishment of job loss provisions due to revisions in estimates on certain electrical contracting projects and in part to pricing pressure. We anticipate that pricing pressure will continue during 2003.

      General and administrative expenses. Our general and administrative expenses decreased 36% to $2.9 million in the first quarter 2003 from $4.4 million in the same period last year. The decrease is attributed to a reduction in wages and related benefits as a result of a headcount reduction, a reduction in rent and facilities expenses and a reduction in travel and related meals and entertainment.

      Non-cash stock-based compensation. Amortization of deferred stock-based compensation declined to $0.7 million in the first quarter of 2003 from $1.0 million in the same period of last year. The decrease was attributed to the decrease in the unamortized balance of non-cash stock based compensation as a result of resignations, terminations and fully amortized balances.

      Interest expense. Interest expense in the first quarter of 2003 was $0.03 million compared to $0.08 million in the same period last year. The decrease was due primarily to a lower average outstanding balance on equipment and vehicle loans and a subordinated note payable to a stockholder.

      Interest income. Interest income in the first quarter of 2003 was $0.3 million compared to $0.4 million in the same period last year. The decrease was due to lower average prevailing interest rates during 2003.

      Provision for income taxes. Based upon our performance in the past few years and the current challenging economic environment that has negatively impacted our operating results, we have established a full valuation allowance to fully offset deferred tax assets, including those related to tax carryforwards, at December 31, 2002 and to date, resulting in no income tax benefit for financial reporting purposes for the three months ended March 31, 2003. Additionally, in 2003, we recorded a charge to the provision of approximately $38,000 in connection with state franchise taxes. During the first quarter 2002, approximately $2.3 million of deferred tax benefits were charged to expense as a result of forfeited options.

Liquidity and Capital Resources

      Net cash used by operations was $2.5 million for the first three months ended March 31, 2003, representing net collections of receivables offset by payments made for accounts payable and accrued liabilities. Cash provided by investing activities was $1.1 million, representing $1.3 million of proceeds from the sale of investments, offset by $0.1 million for capital expenditures. Net cash used in financing activities was $0.7 million, comprised of repayments of $0.3 million for equipment and capital leases and $0.4 million of repayments on a subordinated note payable to a stockholder.

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

      In connection with the restructuring plan initiated during 2001, we recorded restructuring charges of $9.1 million during the year ended December 31, 2002. These charges primarily related to the expense associated with certain lease obligations, the write-offs of property, equipment and leasehold improvements, and severance costs related to our organizational restructuring, partially offset by the reduction to the 2001 accrual for restructuring costs. Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2002 for further details and components of these charges. During the three months ended March 31, 2003, we had cash outflows of approximately $1.3 million, related to the expenses associated with certain lease obligations, property equipment and leasehold improvements and severance that were accrued for as of December 31, 2002. The current accrued liability for additional cash outflows, related to the expense associated with certain lease obligation and severance are payable as follows: $2.7 million throughout the remainder of 2003, $1.4 million during 2004, $1.2 million during 2005, $0.7 million during 2006, $0.8 million during 2007, 2008, 2009 and 2010, and $0.1 million during 2011.

Impact of Recently Issued Accounting Standards

      In December 2002, the Financial Accounting Standards Board (“FASB”), issued Statement of Accounting Standards No. (“SFAS”) 148, “Accounting for Stock-Based Compensation — Transition Disclosure, An Amendment of FASB Statement No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of the stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We adopted SFAS 148 during the quarter ended December 31, 2002. The adoption did not have a material impact on our results of operations or financial position and the additional required disclosures are provided in Note 9 of “Notes to Condensed Consolidated Financial Statements”.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash, cash equivalents, available-for-sale investments, and trade receivables. Cash balances may at times, exceed amounts covered by FDIC insurance. The Company believes it mitigates its risk by depositing cash balances with high quality financial institutions that it believes are financially sound. Recoverability is dependent upon the performance of the institution. The Company’s cash equivalents are diversified and consist primarily of investment grade securities with original maturities of three months or less. Investments are made in obligations of high-quality financial institutions, government and government agencies and corporations, thereby reducing credit risk concentrations. Interest rate fluctuations impact the carrying value of the portfolio.

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

      For the first quarter 2003, the Company had revenues from two separate customers, which comprised 27% and 20%, respectively, of the Company’s total revenues.

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

Forward Looking Statements

      This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import, including statements regarding the Company’s planned appeal of the Nasdaq notice of delisting and the outcome of such appeal. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. The Company’s operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. These risks are more fully outlined in the Company’s registration statement on Form S-1 and other SEC filings. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

Item 4.     Controls and Procedures

      Within the ninety days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      See Note 8 to the unaudited interim condensed consolidated financial statements.

Item 5.	Other Information

      On February 18, 2003, the Company announced that it had received an offer from a buying group, which includes Hugh J. O’Kane, Jr. and Kevin M. O’Kane, to purchase all outstanding shares of the Company not owned by the buying group for $1.25 per share. The Company’s Board of Directors currently consists solely of

Hugh J. O’Kane, Jr. and Kevin M. O’Kane. As a result of the absence of independent members from the Company’s Board of Directors, Lexent retained Rodman & Renshaw, Inc., a New York based investment-banking firm, as an independent advisor to assist in evaluating and responding to the offer. The evaluation by Rodman & Renshaw is ongoing.

      In addition, as previously announced, the Nasdaq Stock Market has been reviewing the Company’s eligibility for continued listing on Nasdaq because the Company does not currently meet the independent director and audit committee requirements for continued listing on the Nasdaq Stock Market. On April 23, 2003, the Company received a Nasdaq Staff Determination stating that the Company’s common stock is subject to delisting from the Nasdaq National Market for failing to meet such requirements for continued listing in accordance with Marketplace Rules 4350(c) and 4350(d)(2). The Company filed a request for a hearing before the Nasdaq Listing Qualifications Panel to appeal the delisting determination, and a hearing has been scheduled for May 29, 2003. The Company’s common stock will continue to be traded on the Nasdaq National Market pending the final decision by Nasdaq. There can be no assurance that the Nasdaq Listing Qualifications Panel will grant the Company’s request for continued listing on the Nasdaq National Market. In the event the Company’s common stock is delisted from the Nasdaq Stock Market, the stock would then trade on the Nasdaq’s OTC Bulletin Board. The delisting of the Company’s common stock from the Nasdaq National Market could result in a reduction in the market price and the liquidity of the Company’s common stock.

Item 6.	Exhibits and Reports on Form 8-K

      Exhibits:

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Reports:

      Reports on Form 8-K

      On February 5, 2003, the Company announced the resignation of L. White Matthews, III, from the Board of Directors of the Company.

      On February 13, 2003, the Company announced the resignation of Kathleen Perone from the Board of Directors of the Company.

      On February 13, 2003, the Company announced the resignation of Richard L. Schwob from the Board of Directors of the Company.

      On February 20, 2003, the Company announced the resignation of Richard W. Smith from the Board of Directors of the Company.

      On March 4, 2003, the Company announced the retention of Rodman & Renshaw, Inc., a New York based investment-banking firm, as an independent advisor to assist in evaluating and responding to the proposed buyout offer.

      On March 12, 2003, the Company announced the receipt of a letter from the Nasdaq Stock Market notifying the Company that it does not currently meet the independent director and audit committee requirements for continued listing on Nasdaq and requesting information from the Company.

      On April 28, 2003, the Company furnished an 8-K for the announcement of its earnings for the three months ended March 31, 2003 and the receipt of a Nasdaq Staff Determination stating that the Company’s common stock is subject to delisting from the Nasdaq National Market for failing to meet the independent director and audit committee requirements for continued listing in accordance with the rules of the Nasdaq Stock Market.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ KEVIN M. O’KANE Kevin M. O’Kane Chief Executive Officer, on behalf of Registrant

Dated: May 2, 2003

By: /s/ NORMAN G. FORNELLA Norman G. Fornella Executive Vice President & Chief Financial Officer

Dated: May 2, 2003

CERTIFICATION

I, Kevin O’Kane, certify that:

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KEVIN O’KANE
Kevin O’Kane Chief Executive Officer

Date: May 2, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ NORMAN G. FORNELLA

Norman G. Fornella
Executive Vice President & Chief Financial Officer

Date: May 2, 2003