Form 10-Q
period 2003-06-30
LEXENT INC
filed 2003-08-08
CIK 1105503

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31105

Lexent Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3990223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three New York Plaza New York, New York (Address of principal executive offices)	10004 (Zip Code)

Registrant’s telephone number, including area code:

212-981-0700

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Securities Exchange Act of 1934)     Yes ☐          No ☑

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 42,266,522 shares outstanding as of August 5, 2003.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
LEXENT INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
LEXENT INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
LEXENT INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
302 CERTIFICATION: CEO
302 CERTIFICATION: COO
906 CERTIFICATION: CEO AND COO

LEXENT INC. AND SUBSIDIARIES

		Page No.

PART I.	Financial Information	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002	2
	Condensed Consolidated Statements of Operations (unaudited) for the Three Months and Six Months Ended June 30, 2003 and June 30, 2002	3
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2003 and June 30, 2002	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	18
PART II.	Other Information	19
Item 1.	Legal Proceedings	19
Item 5.	Other Information	19-20
Item 6.	Exhibits and Reports on Form 8-K	21
	Signatures	22
	Certifications	23-25

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

LEXENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)

	(Dollars in thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$39,850	$28,109
Certificate of deposit (restricted cash)	2,009	2,012
Available-for-sale investments	34,973	44,302
Receivables, net	23,361	28,311
Prepaid expenses and other current assets	1,800	2,048
Income taxes receivable	—	14,750

Total current assets	101,993	119,532
Property and equipment, net	3,515	4,033
Other assets	834	880

Total assets	$106,342	$124,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,606	$7,494
Accrued expenses and other liabilities	7,020	6,229
Restructure reserve	2,773	4,023
Billings in excess of costs and estimated earnings on uncompleted projects	2,437	1,837
Provision for contract losses	1,696	3,472
Subordinated note payable to stockholder	1,187	1,582
Equipment and capital lease obligations	137	451

Total current liabilities	17,856	25,088
Subordinated note payable to stockholder	—	396
Accrued liabilities — noncurrent	900	600
Restructure reserve — noncurrent	5,875	6,566
Equipment and capital lease obligations	14	70

Total liabilities	24,645	32,720

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, 120,000,000 shares authorized, 42,244,959 and 42,168,396 shares outstanding at June 30, 2003 and December 31, 2002, respectively	42	42
Additional paid-in capital	156,058	156,035
Deferred stock-based compensation	(957)	(2,126)
Accumulated other comprehensive income	—	105
Accumulated deficit	(73,446)	(62,331)

Total stockholders’ equity	81,697	91,725

Total liabilities and stockholders’ equity	$106,342	$124,445

See accompanying notes to condensed consolidated financial statements.

LEXENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(Unaudited)
	(Dollars in thousands, except per share amounts)
Revenues	$20,867	$33,152	$41,212	$64,465
Cost of revenues	21,352	31,373	43,881	60,808

Gross margin	(485)	1,779	(2,669)	3,657

Operating expenses:
General and administrative expenses	3,879	4,085	6,733	8,517
Depreciation and amortization	479	1,233	992	2,522
Non-cash stock-based compensation*	478	760	1,159	1,781
Restructuring charges	—	—	—	1,441

Total operating expenses	4,836	6,078	8,884	14,261

Loss from operations	(5,321)	(4,299)	(11,553)	(10,604)
Other income and expense:
Interest expense	27	65	61	141
Interest income	(256)	(337)	(515)	(696)
Other (income) expense, net	11	40	(40)	1,448

Total other (income) expense, net	(218)	(232)	(494)	893

Loss before income taxes	(5,103)	(4,067)	(11,059)	(11,497)
Provision for (benefit from) income taxes	18	(1,614)	56	(2,315)

Net loss	$(5,121)	$(2,453)	$(11,115)	$(9,182)

Net loss per share:
Basic and diluted	$(0.12)	$(0.06)	$(0.26)	$(0.22)

Weighted average common shares outstanding:
Basic	42,245	41,832	42,220	41,766

Diluted	**	**	**	**

*	Substantially these amounts would have been classified as general and administrative expenses.

**	Anti-dilutive, therefore, not presented.

  See accompanying notes to condensed consolidated financial statements.

LEXENT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,

	2003	2002

	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(11,115)	$(9,182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Restructuring charges	—	1,441
Depreciation and amortization	992	2,522
Provision for uncollectible accounts	(100)	426
Loss on investment/disposition of assets	—	1,448
Provision for deferred taxes	—	2,160
Provision for contract losses	(1,776)	—
Non-cash stock-based compensation	1,159	1,781
Changes in working capital items:
Receivables	5,051	6,271
Income taxes receivable	14,750	—
Prepaid expenses and other current assets	248	(1,315)
Other assets	46	432
Accounts payable	(4,888)	2,359
Accrued liabilities	(738)	(5,290)
Income taxes payable and prepaid taxes	—	(2,805)
Billings in excess of costs and estimated earnings on uncompleted projects	600	1,062

Net cash provided by operating activities	4,229	1,310

Cash flows from investing activities:
Capital expenditures	(596)	(705)
Proceeds from renewal of certificate of deposit	22	—
Proceeds from sale of property and equipment	—	28
Proceeds from sale of available-for-sale investments	9,224	3,422

Net cash provided by investing activities	8,650	2,745

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	23	434
Repayments of subordinated note payable to stockholder	(791)	(791)
Repayments of equipment loans and capital leases	(370)	(948)

Net cash used in financing activities	(1,138)	(1,305)

Net increase in cash and cash equivalents	11,741	2,750
Cash and cash equivalents at beginning of period	28,109	75,839

Cash and cash equivalents at end of period	$39,850	$78,589

Supplemental cash flow information:
Cash paid for:
Interest	$66	$153
Income taxes	$75	$138
Supplemental disclosures of non-cash investing and financing activities
Reduction in deferred stock-based compensation	$9	$3,658

See accompanying notes to condensed consolidated financial statements.

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
(Unaudited)

      The condensed consolidated financial statements of Lexent Inc. and Subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at June 30, 2003 and the results of its operations and cash flows for the periods ended June 30, 2003 and June 30, 2002. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003.

      Certain amounts in the prior period have been reclassified to conform with the current year presentation.

      The Company received a letter, dated March 3, 2003, from the Nasdaq Stock Market notifying the Company that, as a result of the resignations of its independent directors, Lexent did not meet the independent director and audit committee requirements for continued listing on the Nasdaq National Market.

      Because Lexent was not able to regain compliance with the independent director and audit committee requirements for continued listing on the Nasdaq Stock Market, the Nasdaq Listing Qualifications Panel made a determination to delist Lexent’s common stock from the Nasdaq National Market effective with the opening of business on June 26, 2003. As of such date, Lexent’s common stock began trading on the OTC Bulletin Board under the same symbol, “LXNT”.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net loss per share — basic:
Net loss	$(5,121)	$(2,453)	$(11,115)	$(9,182)

Weighted average shares — basic	42,245	41,832	42,220	41,766

Net loss per share — basic	$(0.12)	$(0.06)	$(0.26)	$(0.22)

Net loss per share — diluted:
Net loss	$(5,121)	$(2,453)	$(11,115)	$(9,182)

Weighted average shares — basic	42,245	41,832	42,220	41,766

Dilutive effect of stock options	383	865	368	990

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Dilutive effect of employee stock purchase plan	—	7	—	6

Weighted average shares — diluted	42,628	42,704	42,588	42,762

Net loss per share — diluted	*	*	*	*

*	Inclusion of common stock equivalent shares would result in an anti-dilutive net loss per share. As a result, the computation for diluted loss per share is not presented.

2.     Accumulated Other Comprehensive Income

      Comprehensive income includes net loss and unrealized gains from available-for-sale investments, net of income tax effect. The unrealized gains from available-for-sale investments were $0.1 million for 2002.

      The change in accumulated other comprehensive income for 2003 was as follows:

	Unrealized Gain on	Accumulated Other
	Available-for-Sale	Comprehensive
	Investments	Income

	(In thousands)
Balance, December 31, 2002	$105	$105

Change for 2003	(105)	(105)

Balance, June 30, 2003	$—	$—

3.     Certificate of Deposit (Restricted Cash)

      In August 2002, Lexent Metro Connect, LLC (“LMC”), a wholly owned subsidiary of Lexent Inc., entered into a franchise agreement with the City of New York, whereunder LMC will be permitted to construct, operate and provide local high capacity telecommunications networks and services within the New York Metropolitan area. In connection therewith, the City of New York required that LMC post $2.0 million to secure its obligations. LMC provided the $2.0 million in the form of an unconditional letter of credit. A certificate of deposit for $2.0 million was pledged as collateral for the $2.0 million letter of credit, and was renewed during the first quarter 2003.

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Receivables, Net

	June 30,	December 31,
	2003	2002

	(In thousands)
Accounts receivable — billed to customers	$18,534	$23,891
Unbilled receivables on completed projects accounted for under the completed contract method	162	717
Costs and estimated earnings in excess of billings on projects accounted for under the percentage-of-completion method	4,737	5,044
Costs of uncompleted projects accounted for under the completed contract method	1,325	661
Retainage	3,152	2,638

	27,910	32,951
Less: allowance for uncollectible amounts	(4,549)	(4,640)

	$23,361	$28,311

      The amounts written off against the allowance for the six months ended June 30, 2003 and 2002 were $0.3 million and $4.3 million, respectively.

      Amounts retained by customers related to projects that are progress-billed may be outstanding for periods that exceed one year.

5.     Investments

      Available-for-sale investments represents investment grade securities backed by U.S. government, Federal Agency bonds, and AA rated corporate notes that have maturities in excess of 90 days.

6.     Employee Stock Purchase Plan

      At June 30, 2002, 43,500 shares were issuable to employees based on payroll deductions of $0.08 million through that date. The Employee Stock Purchase Plan was terminated in January 2003.

7.     Related Party Transactions

      During the six months ended June 30, 2003, the Company repaid $0.8 million including interest expense of $0.05 million on a subordinated note payable to a common stockholder.

      The Company leases buildings for office and warehouse purposes in New York City and in South Plainfield, New Jersey from entities owned by its two principal common stockholders and another common stockholder. Rent expense for these premises was $0.2 million for the six months ended June 30, 2003.

      In May 2000, the Company entered into a ten-year lease for a garage and warehouse facility in Long Island City, New York. Lease payments were $0.3 million for the six months ended June 30, 2003. The facility is leased from an entity owned by the Company’s two principal common stockholders.

      On July 9, 2003, the Company executed an Agreement and Plan of Merger (the “Merger Agreement”) between LX Merger Corp. (“Purchaser”) and the Company pursuant to which Purchaser will merge with and into the Company and the Company will be the surviving corporation (the “Merger”). Purchaser is a newly formed corporation owned by Hugh J. O’Kane, Jr., Chairman of the Board of Lexent, and Kevin M. O’Kane, Chief Executive Officer and Vice Chairman of the Board of Lexent (together, the “Purchaser Stockholders”) and organized for the sole purpose of entering into the Merger Agreement and consummating the transactions

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contemplated thereby. If the Merger is completed, the Company’s common stock will no longer be publicly traded and the Company will become a privately-held company owned entirely by the Purchaser Stockholders.

      Pursuant to the terms of the Merger Agreement, the stockholders of the Company (other than the Purchaser) will receive $1.50 in cash for each outstanding share of the Company’s common stock. Outstanding options to purchase shares of the Company’s common stock will be canceled and each holder of such options will receive $1.50 per share minus the exercise price of the options, but only to the extent that the exercise price is lower than $1.50.

      The Merger will be accounted for as a recapitalization transaction in accordance with accounting principles generally accepted in the United States, under which the total consideration for the shares acquired and the fully vested stock options redeemed will be treated similar to the acquisition of treasury shares and subsequently retired. Accordingly, the basis of Lexent’s consolidated assets and liabilities after the Merger will remain unchanged as compared to such assets and liabilities before the Merger, absent the cash utilized to effect the transaction.

      The closing of the Merger is subject to various conditions, including that the Stipulation of Settlement entered into on August 6, 2003, by the Company, Hugh J. O’Kane, Jr., Kevin M. O’Kane and the plaintiffs named in the lawsuits consolidated under the caption In re Lexent Inc. Shareholders Litigation and filed with the Court of Chancery of the State of Delaware, is in full force and effect, approval of the transaction by stockholders of the Company representing a majority of the shares of common stock actually voted on the transaction (other than shares owned by the Purchaser or the Purchaser Stockholders), regulatory approvals, absence of any pending or threatened litigation related to the transaction and other customary conditions to closing, and there can be no assurance that the conditions to closing will be satisfied or that the Merger will be completed.

      The Company has filed preliminary proxy materials with the Securities and Exchange Commission for a special meeting of the Company’s stockholders to vote on the Merger.

      The Company’s Board of Directors, which consists entirely of the Purchaser Stockholders, approved the Merger Agreement and the Merger. In reaching its decision to approve the Merger Agreement and the Merger, the Board of Directors considered the opinion of Rodman & Renshaw, Inc., a New York based investment banking firm and the Company’s independent financial advisor, that, as of July 9, 2003, the $1.50 per share merger consideration is fair, from a financial point of view, to the Company’s stockholders, other than the Purchaser Stockholders and their affiliates.

8.     Contingencies

      From time to time, the Company is involved in various suits and legal proceedings, which arise in the ordinary course of business.

      From February 15, 2003 through February 28, 2003, in response to the announcement by the Company of its receipt of an offer from Hugh J. O’Kane, Jr., the Company’s Chairman, and Kevin M. O’Kane, the Company’s Chief Executive Officer and Vice Chairman, to purchase all outstanding shares of common stock of the Company (other than those owned by Hugh J. O’Kane, Jr. and Kevin M. O’Kane) at $1.25 per share, six putative class actions were filed in the Court of Chancery for the State of Delaware. All of the lawsuits named Lexent Inc., Hugh J. O’Kane, Jr. and Kevin M. O’Kane as defendants. One of the lawsuits also named, as defendants, several former members of Lexent’s Board of Directors. The suits alleged, inter alia, that the offer was unfair and inadequate, the buying group had engaged in self-dealing and had not acted in good faith, and that the Company and its Board of Directors, present and former, had breached their fiduciary duty to shareholders.

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      By order dated April 7, 2003, the court consolidated the class actions under the caption In re Lexent Inc. Shareholders Litigation, Cons. C.A. No. 20177. The complaint adopted in the consolidated action named only Lexent Inc., Hugh J. O’Kane, Jr. and Kevin M. O’Kane as defendants. The plaintiffs seek various forms of relief, including but not limited to, damages and enjoining the Company and the Purchaser Stockholders from proceeding with, consummating or closing the proposed merger.

      On June 17, 2003, Lexent publicly announced an agreement in principle among Lexent, Hugh J. O’Kane, Jr., Kevin M. O’Kane and the plaintiffs named in the lawsuits consolidated under the caption In re Lexent Inc. Shareholders Litigation. Under the proposed terms of the settlement, the Purchaser Stockholders agreed, among other things, to raise the per share merger consideration to $1.50 per share.

      On August 6, 2003, the Company, Hugh J. O’Kane, Jr., Kevin M. O’Kane and the plaintiffs named in the lawsuits consolidated under the caption In re Lexent Inc. Shareholders Litigation filed a Stipulation of Settlement with the Court of Chancery of the State of Delaware.

      Pursuant to the settlement, the plaintiffs (on their own behalf and on behalf of a class of holders of Lexent common stock) agreed to dismiss the litigation and release the defendants from all related claims. In exchange, as previously announced, the defendants, without admitting any liability, agreed to, among other things, (i) raise the consideration to be paid in the proposed merger to $1.50 per share and (ii) condition the approval of the proposed merger on the receipt of the vote of a majority of shares of Lexent common stock actually voted with respect to the adoption and approval of the merger agreement and the proposed merger (other than shares held by Purchaser and the Purchaser Stockholders).

      The settlement is conditioned upon, among other things, consummation of the proposed merger and approval of the settlement by the Court of Chancery of the State of Delaware. The Court will schedule a hearing to determine the fairness, reasonableness and adequacy of the settlement, whether or not the settlement should be approved and to hear and determine any objections to the settlement.

      In connection with the settlement, plaintiffs’ counsel will petition the Court for an award of attorneys’ fees and expenses in an aggregate amount not to exceed $500,000. Defendants have agreed not to object to such an application.

      In the event that the stockholders of the Company approve the proposed Merger and the proposed Merger is completed, plaintiffs’ court-approved attorneys’ fees and expenses will be paid by the Company.

      As indicated in previous filings, a shareholder class action lawsuit was filed on October 26, 2001, Labansky, et al. v. Lexent Inc. et al., in the Southern District of New York against the Company, certain of its present and former senior executives and its underwriters. The complaint alleged that the registration statement and prospectus relating to the Company’s initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose that: (1) certain underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Company’s stock in the initial public offering; and (2) certain underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Company’s stock in the aftermarket following the initial public offering. The suit against the Company was one of a number of initial public offering securities claims against approximately 308 other issuers and underwriters. For the purpose of coordination, the suits were consolidated as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (the “IPO Litigation”). On June 26, 2003, the plaintiffs’ executive committee, responsible for coordinating and managing the IPO Litigation for all plaintiffs, announced a proposed settlement between plaintiffs, on the one hand, and the issuer defendants and their respective officer and director defendants, including Lexent Inc. and its named officers and directors, on the other. The proposed settlement does not resolve plaintiffs’ claims against the underwriter defendants. A memorandum of understanding to settle plaintiffs’ claims against the issuers and their directors and officers has been approved as to form by counsel for the issuers and the process of obtaining individual approval by

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each of the other 308 issuer defendants has begun. On July 9, 2003, the Company elected to adopt the plaintiffs’ settlement proposal set forth in the memorandum of understanding. The principal components of the proposed settlement include: (i) a release of all plaintiffs’ claims against the issuer defendants and their officers and directors which have, or could have, been asserted in the IPO Litigation arising out of the conduct alleged in the complaints to be wrongful; (ii) the assignment by the issuers to the plaintiffs of certain potential claims against the underwriter defendants and the agreement by the issuers not to assert certain claims against the underwriter defendants; and (iii) an undertaking by the insurers of the issuer defendants to pay to plaintiffs the difference between $1 billion and any lesser amount recovered by plaintiffs from the underwriter defendants in the IPO Litigation. If recoveries in excess of $1 billion are obtained by plaintiffs from the underwriters, the insurers of the settling issuer defendants will owe no money to the plaintiffs. The plaintiffs’ proposed settlement is contingent upon a substantial majority of the issuer defendants entering into the settlement and is further subject to approval by the Court.

      On July 9, 2002, the Company’s subsidiary, Hugh O’Kane Electric Co., LLC (“HOK”), was served with a Complaint filed in the District of Maryland by several former employees, Yemele T. William Nestor et al. v. Hugh O’Kane Electric Company, LLC (“Employee Action”), alleging violations of Title VII of the Civil Rights Act of 1964, as amended. Plaintiffs in the Employee Action sought compensatory and punitive damages. In addition, on September 9, 2002, HOK was served with a second Complaint filed in the District of Maryland by the U.S. Equal Employment Opportunity Commission on behalf of other employees, Equal Employment Opportunity Commission v. Hugh O’Kane Electric Company, LLC (“EEOC Action”), alleging violations of Title VII of the Civil Rights Act of 1964, as amended. The EEOC Action sought compensatory damages and injunctive relief. The Employee Action and the EEOC Action arose from the same core of allegations. HOK entered into settlement agreements with all plaintiffs in both the Employee Action and the EEOC Action, which settlement agreements were effective as of July 14, 2003 and served to conclude both the Employee Action and the EEOC Action. In connection with the final settlement of the EEOC Action and the Employee Action, HOK entered into a consent decree with the EEOC and contributed towards certain settlement payments made to the plaintiffs, the sum of which contributions did not have a material impact on the Company’s financial position or results of operations.

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

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HOK could have a material adverse effect on the Company’s business operating results and financial condition.

9.     Stock Options and Awards

      During the six months ended June 30, 2003, no options were granted to purchase common shares, 504,511 options were terminated and expired and 76,563 options were exercised. As of June 30, 2003, options to purchase 4,544,693 common shares were outstanding.

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

      During the six months ended June 30, 2003, no deferred stock-based compensation was recorded and $0.1 million, was recorded during the six months ended June 30, 2002. Also during the six months ended June 30, 2003 and 2002, $0.01 million and $3.8 million, respectively, was reversed for unvested options, which were forfeited.

      Amortization of deferred stock-based compensation was $0.5 million and $0.8 million for the three months ended June 30, 2003 and 2002, respectively, and $1.2 million and $1.8 million for the six months ended June 30, 2003 and June 30, 2002, respectively. Deferred tax benefits were $0.2 million and $0.1 million for the three months ended June 30, 2003 and 2002, respectively and $0.3 million and $0.2 million for the six months ended June 30, 2003 and June 30, 2002, respectively, in connection with amortization of deferred stock-based compensation for nonqualified options. With respect to such deferred tax benefits, to the extent that nonqualified options are forfeited or are exercised when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the grant date ($22.80 per share), a portion of such deferred tax benefits would not be realized and such portion may be charged to expense. During the six months ended June 30, 2003 and 2002, $0.2 million and $2.4 million of deferred tax assets was charged to expense in connection with forfeited options, respectively. For the six months ended June 30, 2003 such charges were offset by a corresponding reduction in the deferred tax asset valuation allowance.

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

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value at the grant dates for awards under those plans consistent with SFAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except amounts per share)
Net loss as reported	$(5,121)	$(2,453)	$(11,115)	$(9,182)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards net of related tax effects	(471)	(791)	(1,023)	(1,343)

Pro forma net loss	$(5,592)	$(3,244)	$(12,138)	$(10,525)

Basic and diluted net loss per share as reported:
Basic	$(0.12)	$(0.06)	$(0.26)	$(0.22)

Diluted	$(0.12)	$(0.06)	$(0.26)	$(0.22)

Basic and diluted pro forma net loss per share:
Basic	$(0.13)	$(0.08)	$(0.29)	$(0.25)

Diluted	$(0.13)	$(0.08)	$(0.29)	$(0.25)

10.     Provision for Restructuring Charges

      In 2002, the Company recorded $9.1 million in restructuring expense, primarily in connection with the closing of eleven offices and reduction in its workforce. The restructuring charges were comprised primarily of $6.5 million for obligations under leases for premises which the Company has vacated, $0.7 million for severance and related contractual obligations for approximately fifteen non-unionized personnel and executives in areas closed or scaled back, and $2.3 million for write-offs of property and equipment offset against a reversal of $0.4 million for the unused restructure reserve for severance from 2001. During 2002, the Company scaled back its expansion plans and closed a number of offices, and changed its business plans to focus primarily on its traditional markets, including the New York metropolitan region, Washington D.C., and Florida.

      A summary of the restructuring reserve at June 30, 2003, is as follows:

				Reserve
	Reserve Balance at			Balance at
	December 31, 2002	Restructuring		June 30, 2003
	(including	Charges	Amounts	(including
	noncurrent	Recorded in	Charged to	noncurrent
	portion)	2003	the Reserve	portion)

	(In thousands)
Severance and related contractual obligations	$639	$—	$(456)	$183
Lease obligations	9,921	—	(1,456)	8,465
Property and equipment	29	—	(29)	—

Total	$10,589	$—	$(1,941)	$8,648

11.     Deferred Income Taxes

      Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets

LEXENT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will not be realized. Based on the Company’s performance in the past few years and the current challenging economic environment that has negatively impacted the Company’s operating results, the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets at December 31, 2002. The Company is continuing to provide a full valuation allowance on future tax benefits until it can substantiate a level of profitability that demonstrates its ability to utilize the assets. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. For the six months ended June 30, 2003, the Company recorded a charge to the provision for income taxes of approximately $56,000 which included payments for state and local taxes.

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of FIN 46 will not have a material impact on the Company’s consolidated financial position and results of operations.

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

      We have offices in New York City, Washington D.C. metro, Boston metro, Long Island, and in the states of Florida, North Carolina and New Jersey.

      Our two largest customers for the six months ended June 30, 2003 were AT&T and a general contractor in the NY metro area. We generated 20% and 16%, respectively, of our revenues from each of these customers for the six months ended June 30, 2003. Some of our key customers include IBM, Con Edison, general contractors in the New York metro area, and the Dormitory Authority of the State of New York.

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

      The Company received a letter, dated March 3, 2003, from the Nasdaq Stock Market notifying the Company that, as a result of the resignations of its independent directors, Lexent did not meet the independent director and audit committee requirements for continued listing on the Nasdaq National Market.

      Because Lexent was not able to regain compliance with the independent director and audit committee requirements for continued listing on the Nasdaq Stock Market, the Nasdaq Listing Qualifications Panel made a determination to delist Lexent’s common stock from The Nasdaq National Market effective with the opening of business on June 26, 2003. As of such date, Lexent’s common stock began trading on the OTC Bulletin Board under the same symbol, “LXNT”.

      On July 9, 2003, the Company executed an Agreement and Plan of Merger between LX Merger Corp. and the Company, pursuant to which LX Merger Corp. will merge with and into the Company and the Company will be the surviving corporation. See “Item 5 — Other Information.”

      On August 6, 2003, the Company, Hugh J. O’Kane, Jr., Kevin M. O’Kane and the plaintiffs named in the lawsuits consolidated under the caption In re Lexent Inc. Shareholders Litigation filed a Stipulation of Settlement with the Court of Chancery of the State of Delaware. See “Item 5 — Other Information.”

      In August of 2002, Lexent Metro Connect (“LMC”) entered into a 15-year franchise agreement with the City of New York, whereunder LMC will be permitted to construct, operate and provide local high capacity telecommunications networks and services. As compensation for the franchise, LMC is obligated to pay the City of New York, a franchise fee. The franchise fee commencement date is the completion of the initial backbone or August 2004. The franchise fee is 5% of gross revenue per year, with a minimum of $200,000 per year. The initial backbone will be completed in the third quarter 2003.

      In May 2003, LMC entered into a 20-year agreement with a New York State based non-profit organization to lease dark fiber capacity on a dark fiber network that LMC will install throughout certain parts of New York City. The dark fiber network will be connected to various educational and research institutions throughout New York City who are customers of the non-profit organization. Under the terms of the lease LMC will fund the costs related to construction of the dark fiber network and connection costs and shall recover these costs through lease payments paid by the non-profit organization over the 20-year lease period. The net cash commitment that LMC will recover over the 20-year lease period is approximately $4 million.

Critical Accounting Policies

      Please refer to the description of our “Critical Accounting Policies” in the Management’s Discussion and Analysis section of our Form 10-K for the year ended December 31, 2002.

Results of Operations

Second Quarter 2003 Compared to Second Quarter 2002

      Revenues. Our revenues decreased by 37.1% to $20.9 million in the second quarter of 2003 from $33.2 million in the same period last year. The decrease in revenues was primarily a result of lower capital expenditures by several of our large telecommunications customers due to changing conditions in the telecommunications industry and the completion of the engineering, procurement and construction contract in the fourth quarter of 2002.

      Cost of revenues. Our cost of revenues represented 102.3% of revenues in the second quarter of 2003 compared with 94.6% of revenues in the same period last year. The increased percentage was due in part to the fixed overhead costs which represented a higher percentage of a lower level of revenues, delays in completing projects, the establishment of job loss provisions due to revisions in estimates on certain electrical contracting projects and in part to pricing pressure. We anticipate that pricing pressure will continue during 2003.

      General and administrative expenses. Our general and administrative expenses decreased 5.0% to $3.9 million in the second quarter 2003 from $4.1 million in the same period last year. The decrease is the net effect of a decrease in facilities expenses, bad debt provision, travel and entertainment expenses, office expenses offset against an increase in insurance expenses, wages and benefits and legal fees.

      Depreciation and amortization. Our depreciation and amortization expense decreased to $0.5 million in the second quarter of 2003 from $1.2 million in the same period of last year. The decrease reflects a reduction in equipment and leasehold improvements resulting from the closing of offices in 2002.

      Non-cash stock-based compensation. Amortization of deferred stock-based compensation declined to $0.5 million in the second quarter of 2003 from $0.8 million in the same period of last year. The decrease was attributed to the decrease in the unamortized balance of non-cash stock-based compensation as a result of resignations, terminations and fully amortized balances.

      Interest expense. Interest expense in the second quarter of 2003 was $0.03 million compared to $0.07 million in the same period last year. The decrease was due primarily to lower average outstanding balances on equipment and vehicle loans and a subordinated note payable to a stockholder.

      Provision for income taxes. Based upon our performance in the past few years and the current challenging economic environment that has negatively impacted our operating results, we have established a full valuation allowance to fully offset deferred tax assets, including those related to tax carryforwards, at December 31, 2002 and to date, resulting in no income tax benefit for financial reporting purposes for the three months ended June 30, 2003. Additionally, for the three months ended June 30, 2003, we recorded a charge to the provision of approximately $18,000 which included payments for state and local taxes.

First Six Months 2003 Compared to First Six Months 2002

      Revenues. Our revenues decreased by 36.1% to $41.2 million in the first six months of 2003, from $64.5 million for the same period last year. The decrease in revenues was primarily a result of lower capital expenditures by several of our large telecommunications customers due to changing conditions in the telecommunications industry and the completion of the engineering, procurement and construction contract in the fourth quarter of 2002.

      Cost of revenues. Our cost of revenues represented 106.5% of revenues in the six months ended June 30, 2003, compared with 94.3% of revenues in the same period last year. The increased percentage was due in part to the fixed overhead costs which represented a higher percentage of a lower level of revenues, to the inclement weather causing a decrease in productivity and delays in completing projects, the establishment of job loss provisions due to revisions in estimates on certain electrical contracting projects and in part to pricing pressure. We anticipate that pricing pressure will continue during 2003.

      General and administrative expenses. Our general and administrative expenses decreased 20.9% to $6.7 million for the first six months of 2003 from $8.5 million in the same period last year. The decrease is attributed to a reduction in wages and related benefits as a result of a headcount reduction, a reduction in rent and facilities expenses, a reduction in the bad debt provision, a reduction in board of directors fees and reduction in entertainment expenses.

      Depreciation and amortization. Our depreciation and amortization expense decreased to $1.0 million for the six months ended June 30, 2003 from $2.5 million in the same period of last year. The decrease reflects a reduction in equipment and leasehold improvements resulting from the closing of offices in 2002.

      Non-cash stock-based compensation. Amortization of deferred stock-based compensation declined to $1.2 million in the first half of 2003 from $1.8 million in the same period of last year. The decrease was attributed to the decrease in the unamortized balance of non-cash stock-based compensation as a result of resignations, terminations and fully amortized balances.

      Interest expense. Interest expense in the first six months of 2003 was $0.06 million compared to $0.1 million in the same period last year. The decrease was due primarily to lower average outstanding balances on equipment and vehicle loans and a subordinated note payable to a stockholder.

      Provision for income taxes. Based upon our performance in the past few years and the current challenging economic environment that has negatively impacted our operating results, we have established a full valuation allowance to fully offset deferred tax assets, including those related to tax carryforwards, at December 31, 2002 and to date, resulting in no income tax benefit for financial reporting purposes for the six months ended June 30, 2003. Additionally, in 2003, we recorded a charge to the provision of approximately $56,000 which included payments for state and local taxes.

Liquidity and Capital Resources

      Net cash provided by operations was $4.2 million for the six months ended June 30, 2003, representing net collections of receivables offset by payments made for accounts payable and accrued liabilities, and offset by the net loss. Cash provided by investing activities was $8.6 million, representing $9.2 million of proceeds from available-for-sale investments, offset by $0.6 million for capital expenditures. Net cash used in financing activities was $1.1 million, comprised of repayments of $0.4 million for equipment and capital leases and $0.7 million of repayments on a subordinated note payable to a stockholder.

      We have no material commitments other than installment obligations related to equipment purchases, leases for facilities, computer equipment and vehicles, franchise fees to the City of New York, investments into LMC to fund the capital requirements related to the construction of the fiber optic network and a subordinated note payable to a stockholder. We anticipate that available cash and cash equivalents and cash flows from operations will be sufficient to satisfy our working capital requirements for the foreseeable future. Our future working capital requirements and liquidity will depend upon many factors, including our customers’ financial condition and their ability to pay amounts owing to us, our ability to replace the revenues previously derived from several of our large telecommunications-carrier customers with revenue from other customers, and our ability to reduce costs at a rate commensurate with any reduction in revenues which we are unable to replace with new revenues.

      In connection with the restructuring plan initiated during 2001, we recorded restructuring charges of $9.1 million during the year ended December 31, 2002. These charges primarily related to the expense associated with certain lease obligations, the write-offs of property, equipment and leasehold improvements, and severance costs related to our organizational restructuring, partially offset by the reduction to the 2001 accrual for restructuring costs. Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2002 for further details and components of these charges. During the six months ended June 30, 2003, we had cash outflows of approximately $1.9 million, related to the expenses associated with certain lease obligations, property equipment and leasehold improvements and severance that were accrued for as of December 31, 2002. The current accrued liability for additional cash outflows, related to the expense associated with certain lease obligations and severance are payable as follows: $2.1 million throughout the remainder of 2003, $1.4 million during 2004, $1.2 million during 2005, $0.7 million during 2006, $0.8 million during 2007, 2008, 2009 and 2010, and $0.1 million during 2011.

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of FIN 46 will not have a material impact on our consolidated financial position and results of operations.

Forward Looking Statements

      This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. The Company’s operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. These risks are more fully outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and other SEC filings. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

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

      For the six months ended June 30, 2003, the Company had revenues from two separate customers, which comprised 20% and 16%, respectively, of the Company’s total revenues.

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

Item 4.     Controls and Procedures

      (a) Disclosure controls and procedures. As of the end of the Company’s most recently completed fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

      (b) Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      See Note 8 to the unaudited interim condensed consolidated financial statements.

Item 5.     Other Information

Nasdaq Delisting

      The Company received a letter, dated March 3, 2003, from the Nasdaq Stock Market notifying the Company that, as a result of the resignations of its independent directors, Lexent did not meet the independent director and audit committee requirements for continued listing on the Nasdaq National Market. Nasdaq rules required Lexent to have an audit committee composed of at least three independent directors, which it no longer had as a result of the resignations of L. White Matthews, III, Richard Schwob, Kathleen A. Perone and Richard W. Smith. Lexent responded to Nasdaq’s letter and requested an extension of time from Nasdaq in which to achieve compliance with Nasdaq rules pending the evaluation of the proposed buyout offer.

      On April 23, 2003, Lexent publicly announced that it received a Nasdaq Staff Determination letter stating that Lexent’s common stock was subject to delisting from the Nasdaq National Market for failure to meet the independent director and audit committee requirements for continued listing on the Nasdaq Stock Market. On April 28, 2003, Lexent appealed the decision to delist Lexent’s common stock from the Nasdaq Stock Market and requested a formal hearing with representatives of Nasdaq. On April 28, 2003, Lexent received notification that a formal hearing was scheduled with Nasdaq on May 29, 2003.

      Because Lexent was not able to regain compliance with the independent director and audit committee requirements for continued listing on the Nasdaq Stock Market, the Nasdaq Listing Qualifications Panel made a determination to delist Lexent’s common stock from The Nasdaq National Market effective with the opening of business on June 26, 2003. As of such date, Lexent’s common stock began trading on the OTC Bulletin Board under the same symbol, “LXNT”.

Resignation of Norman Fornella

      On June 27, 2003, Lexent publicly announced that Norman G. Fornella, its Executive Vice President and Chief Financial Officer, had resigned from Lexent in order to pursue other business opportunities, effective on June 30, 2003. Since Mr. Fornella’s resignation, Bruce Levy, Lexent’s President and Chief Operating Officer, has been performing the functions of the Chief Financial Officer of Lexent.

Execution of Merger Agreement

      On July 9, 2003, the Company executed an Agreement and Plan of Merger (the “Merger Agreement”) between LX Merger Corp. (“Purchaser”) and the Company pursuant to which Purchaser will merge with and into the Company and the Company will be the surviving corporation (the “Merger”). Purchaser is a newly formed corporation owned by Hugh J. O’Kane, Jr., Chairman of the Board of Lexent, and Kevin M. O’Kane, Chief Executive Officer and Vice Chairman of the Board of Lexent (together, the “Purchaser Stockholders”) and organized for the sole purpose of entering into the Merger Agreement and consummating the transactions contemplated thereby. If the Merger is completed, the Company’s common stock will no longer be publicly traded and the Company will become a privately-held company owned entirely by the Purchaser Stockholders.

      Pursuant to the terms of the Merger Agreement, the stockholders of the Company (other than the Purchaser) will receive $1.50 in cash for each outstanding share of the Company’s common stock. Outstanding options to purchase shares of the Company’s common stock will be canceled and each holder of such options will receive $1.50 per share minus the exercise price of the options, but only to the extent that the exercise price is lower than $1.50.

      The Merger will be accounted for as a recapitalization transaction in accordance with accounting principles generally accepted in the United States, under which the total consideration for the shares acquired and the fully vested stock options redeemed will be treated similar to the acquisition of treasury shares and subsequently retired. Accordingly, the basis of Lexent’s consolidated assets and liabilities after the Merger will remain unchanged as compared to such assets and liabilities before the Merger, absent the cash utilized to effect the transaction.

      The closing of the Merger is subject to various conditions, including that the Stipulation of Settlement entered into on August 6, 2003, by the Company, Hugh J. O’Kane, Jr., Kevin M. O’Kane and the plaintiffs named in the lawsuits consolidated under the caption In re Lexent Inc. Shareholders Litigation and filed with the Court of Chancery of the State of Delaware, is in full force and effect, approval of the transaction by stockholders of the Company representing a majority of the shares of common stock actually voted on the transaction (other than shares owned by the Purchaser or the Purchaser Stockholders), regulatory approvals, absence of any pending or threatened litigation related to the transaction and other customary conditions to closing, and there can be no assurance that the conditions to closing will be satisfied or that the Merger will be completed.

      The Company has filed preliminary proxy materials with the Securities and Exchange Commission for a special meeting of the Company’s stockholders to vote on the Merger.

      The Company’s Board of Directors, which consists entirely of the Purchaser Stockholders, approved the Merger Agreement and the Merger. In reaching its decision to approve the Merger Agreement and the Merger, the Board of Directors considered the opinion of Rodman & Renshaw, Inc., a New York based investment banking firm and the Company’s independent financial advisor, that, as of July 9, 2003, the $1.50 per share merger consideration is fair, from a financial point of view, to the Company’s stockholders, other than the Purchaser Stockholders and their affiliates.

Execution of Stipulation of Settlement

      On August 6, 2003, the Company, Hugh J. O’Kane, Jr., Kevin M. O’Kane and the plaintiffs named in the lawsuits consolidated under the caption In re Lexent Inc. Shareholders Litigation filed a Stipulation of Settlement with the Court of Chancery of the State of Delaware.

      Pursuant to the settlement, the plaintiffs (on their own behalf and on behalf of a class of holders of Lexent common stock) agreed to dismiss the litigation and release the defendants from all related claims. In exchange, as previously announced, the defendants, without admitting any liability, agreed to, among other things, (i) raise the consideration to be paid in the proposed merger to $1.50 per share and (ii) condition the approval of the proposed merger on the receipt of the vote of a majority of shares of Lexent common stock actually voted with respect to the adoption and approval of the merger agreement and the proposed merger (other than shares held by Purchaser and the Purchaser Stockholders).

      The settlement is conditioned upon, among other things, consummation of the proposed merger and approval of the settlement by the Court of Chancery of the State of Delaware. The Court will schedule a hearing to determine the fairness, reasonableness and adequacy of the settlement, whether or not the settlement should be approved and to hear and determine any objections to the settlement.

      In connection with the settlement, plaintiffs’ counsel will petition the Court for an award of attorneys’ fees and expenses in an aggregate amount not to exceed $500,000. Defendants have agreed not to object to such an application.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

31.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports

Reports on Form 8-K

      On June 17, 2003, the Company announced an agreement in principle among the Company, Hugh J. O’Kane, Jr., and Kevin M. O’Kane and the plaintiffs named in the lawsuits consolidated under the caption In re Lexent Inc. Shareholders Litigation.

      On June 25, 2003, the Company announced the delisting of the Company’s common stock from The Nasdaq National Market effective with the open of business on June 26, 2003.

      On June 27, 2003, the Company announced the resignation of Norman G. Fornella as the Chief Financial Officer, and the assumption of the Chief Financial Officer responsibilities by Bruce Levy the Company’s President and the Chief Operating Officer.

      On July 10, 2003, the Company announced that it signed an Agreement and Plan of Merger between LX Merger Corp. and the Company.

      On July 28, 2003, the Company furnished second quarter 2003 operating results.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2003	By: /s/ KEVIN M. O’KANE Kevin M. O’Kane Chief Executive Officer and Vice Chairman

Dated: August 8, 2003	By: /s/ BRUCE LEVY Bruce Levy President and Chief Operating Officer