Form 10-Q
period 2003-09-30
LEXENT INC
filed 2003-11-13
CIK 1105503

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2003.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31105

LEXENT INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3990223

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three New York Plaza New York, New York	10004

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	212-981-0700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Securities Exchange Act of 1934)

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 42,290,561 shares outstanding as of November 6, 2003.

LEXENT INC. AND SUBSIDIARIES

		Page No.

PART I.	Financial Information
ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	3
	Condensed Consolidated Statements of Operations (unaudited) for the Three Months and Nine Months Ended September 30, 2003 and September 30, 2002	4
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2003 and September 30, 2002	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6-13
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18
ITEM 4.	Controls and Procedures	18-19
PART II.	Other Information
ITEM 1.	Legal Proceedings	19
ITEM 5.	Other Information	19-20
ITEM 6.	Exhibits and Reports on Form 8-K	20-21
	Signatures	22
	Certifications	23-25

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEXENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2003	2002

Assets:	(unaudited)
Current assets:
Cash and cash equivalents	$61,683	$28,109
Certificate of deposit (restricted cash)	2,013	2,012
Available-for-sale investments	1,010	44,302
Receivables, net	30,786	28,311
Prepaid expenses and other current assets	2,030	2,048
Income taxes receivable	—	14,750

Total current assets	97,522	119,532
Property and equipment, net	4,704	4,033
Other assets	826	880

Total assets	$103,052	$124,445

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$3,690	$7,494
Accrued expenses and other liabilities	8,013	6,229
Restructure reserve	2,375	4,023
Billings in excess of costs and estimated earnings on uncompleted projects	3,503	1,837
Provision for contract losses	2,315	3,472
Subordinated note payable to stockholder	791	1,582
Equipment and capital lease obligations	99	451

Total current liabilities	20,786	25,088
Subordinated note payable to stockholder	—	396
Accrued liabilities — noncurrent	700	600
Restructure reserve — noncurrent	5,534	6,566
Equipment and capital lease obligations	—	70

Total liabilities	27,020	32,720

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, 120,000,000 shares authorized, 42,290,561 and 42,168,396 shares outstanding at September 30, 2003 and December 31, 2002 respectively	42	42
Additional paid-in capital	156,105	156,035
Deferred stock-based compensation	(479)	(2,126)
Accumulated other comprehensive income	—	105
Accumulated deficit	(79,636)	(62,331)

Total stockholders’ equity	76,032	91,725

Total liabilities and stockholders’ equity	$103,052	$124,445

See accompanying notes to condensed consolidated financial statements.

LEXENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Revenues	$27,716	$27,718	$68,928	$92,183
Cost of revenues	30,917	34,158	74,798	94,966

Gross margin	(3,201)	(6,440)	(5,870)	(2,783)

Operating expenses:
General and administrative expenses	2,204	4,600	8,937	13,117
Depreciation and amortization	463	1,229	1,455	3,751
Non-cash stock-based compensation*	478	760	1,637	2,541
Restructuring charges	—	—	—	1,441

Total operating expenses	3,145	6,589	12,029	20,850

Loss from operations	(6,346)	(13,029)	(17,899)	(23,633)
Other income and expense:
Interest expense	21	57	82	198
Interest income	(174)	(325)	(689)	(1,021)
Other (income) expense, net	(3)	8	(43)	1,456

Total other (income) expense, net	(156)	(260)	(650)	633

Loss before income taxes	(6,190)	(12,769)	(17,249)	(24,266)
Provision for (benefit from) income taxes	—	(5,620)	56	(7,935)

Net loss	$(6,190)	$(7,149)	$(17,305)	$(16,331)

Net loss per share:
Basic and diluted	$(0.15)	$(0.17)	$(0.41)	$(0.39)

Weighted average common shares outstanding:
Basic	42,269	42,076	42,236	41,870

Diluted	* *	* *	* *	* *

*Substantially these amounts would have been classified as general and administrative expenses.

** Anti-dilutive, therefore, not presented.

See accompanying notes to condensed consolidated financial statements.

LEXENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(17,305)	$(16,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Restructuring charges	—	1,441
Depreciation and amortization	1,455	3,751
Provision for uncollectible accounts	(1,286)	580
Loss on investment/ disposition of assets	—	1,455
Provision for deferred tax benefit	—	(8,086)
Provision for contract losses	(1,157)	2,995
Non-cash stock-based compensation	1,637	2,541
Changes in working capital items:
Receivables	(1,189)	11,967
Deferred tax asset/income taxes receivable	14,750	3,284
Prepaid expenses and other current assets	18	668
Other assets	54	413
Accounts payable	(3,804)	(560)
Accrued liabilities	(681)	(5,567)
Billings in excess of costs and estimated earnings on uncompleted projects	1,666	1,298

Net cash used in operating activities	(5,842)	(151)

Cash flows from investing activities:
Capital expenditures	(2,231)	(913)
Purchase of certificate of deposit	(1)	(2,005)
Proceeds from sale of available-for-sale investments	43,187	3,422

Net cash provided by investing activities	40,955	504

Cash flows from financing activities:
Proceeds from exercise of stock options and stock purchase plan	70	567
Repayments of subordinated note payable to stockholder	(1,187)	(1,187)
Repayments of equipment loans and capital leases	(422)	(1,252)

Net cash used in financing activities	(1,539)	(1,872)

Net increase (decrease) in cash and cash equivalents	33,574	(1,519)
Cash and cash equivalents at beginning of period	28,109	75,839

Cash and cash equivalents at end of period	$61,683	$74,320

Supplemental cash flow information:
Cash paid for:
Interest	$86	$211
Taxes	$91	$157
Supplemental disclosures of non-cash investing and financing activities
Reduction in deferred stock-based compensation	$9	$3,658

See accompanying notes to condensed consolidated financial statements.

LEXENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

     The condensed consolidated financial statements of Lexent Inc. and Subsidiaries (the “Company”) included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at September 30, 2003 and the results of its operations and cash flows for the periods ended September 30, 2003 and September 30, 2002. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003.

     Certain amounts in the prior period have been reclassified to conform with the current period presentation.

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

1. NET LOSS PER SHARE

     Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of other securities by including in the weighted average number of common shares outstanding for each period, the dilutive effect of stock options and shares issuable under the employee stock purchase plan. Details of the calculations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except per share amounts)
Net loss per share-basic:
Net loss	$(6,190)	$(7,149)	$(17,305)	$(16,331)

Weighted average shares-basic	42,269	42,076	42,236	41,870

Net loss per share-basic	$(0.15)	$(0.17)	$(0.41)	$(0.39)

Net loss per share-diluted:
Net loss	$(6,190)	$(7,149)	$(17,305)	$(16,331)

Weighted average shares-basic	42,269	42,076	42,236	41,870

Dilutive effect of stock options	415	549	384	843
Dilutive effect of employee stock purchase plan	—	2	—	2

Weighted average shares-diluted	42,684	42,627	42,620	42,715

Net loss per share-diluted	*	*	*	*

* Inclusion of common stock equivalent shares would result in an anti-dilutive net loss per share. As a result, the computation for diluted loss per share is not presented.

LEXENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

2. ACCUMULATED OTHER COMPREHENSIVE INCOME

     Comprehensive income includes net loss and unrealized gains from available-for-sale investments, net of income tax effect. The unrealized gains from available-for-sale investments were $0.1 million for 2002.

     The change in accumulated other comprehensive income for 2003 was as follows:

	Unrealized gain	Accumulated
	on available-for-	other
	sale	comprehensive
	investments	income

(in thousands)
Balance, December 31, 2002	$105	$105

Change for 2003	(105)	(105)

Balance, September 30, 2003	$—	$—

3. CERTIFICATE OF DEPOSIT (RESTRICTED CASH)

     In August 2002, Lexent Metro Connect, LLC (“LMC”), a wholly owned subsidiary of Lexent Inc., entered into a franchise agreement with the City of New York, whereunder LMC will be permitted to construct, operate and provide local high capacity telecommunications networks and services within the New York metropolitan area. In connection therewith, the City of New York required that LMC post $2.0 million to secure its obligations. LMC provided the $2.0 million in the form of an unconditional letter of credit. A certificate of deposit for $2.0 million was pledged as collateral for the $2.0 million letter of credit, and was renewed during the third quarter 2003. Based upon the City of New York requirements, the unconditional letter of credit was reduced to $1.0 million in September 2003. The certificate of deposit was reduced to $1.0 million on the date of maturity, October 7, 2003.

4. RECEIVABLES, NET

	September 30,	December 31,
	2003	2002

	(in thousands)
Accounts receivable — billed to customers	$22,980	$23,891
Unbilled receivables on completed projects accounted for under the completed contract method	699	717
Costs and estimated earnings in excess of billings on projects accounted for under the percentage-of- completion method	5,736	5,044
Costs of uncompleted projects accounted for under the completed contract method	1,401	661
Retainage	4,285	2,638

	35,101	32,951
Less: allowance for uncollectible amounts	(4,315)	(4,640)

	$30,786	$28,311

LEXENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

     For the nine months ended September 30, 2003 recoveries, net of amounts written off against the allowance were $1.0 million. The amounts written off against the allowance for the same period last year were $8.1 million.

     Amounts retained by customers related to projects that are progress-billed may be outstanding for periods that exceed one year.

5. INVESTMENTS

     Available-for-sale investments represents investment grade securities backed by U.S. government, Federal Agency bonds, and AA rated corporate notes that have original maturities in excess of 90 days.

6. EMPLOYEE STOCK PURCHASE PLAN

     At September 30, 2002, 11,558 shares were issuable to employees based on payroll deductions of $0.01 million through that date. The Employee Stock Purchase Plan was terminated in January 2003.

7. RELATED PARTY TRANSACTIONS

     During the nine months ended September 30, 2003, the Company repaid $1.2 million including interest expense of $0.1 million on a subordinated note payable to a common stockholder.

     The Company leases buildings for office and warehouse purposes in New York City and in South Plainfield, New Jersey from entities owned by its two principal common stockholders and another common stockholder. Rent expense for these premises was $0.4 million for the nine months ended September 30, 2003.

     In May 2000, the Company entered into a ten-year lease for a garage and warehouse facility in Long Island City, New York. Lease payments were $0.5 million for the nine months ended September 30, 2003. The facility is leased from an entity owned by the Company’s two principal common stockholders.

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

     Pursuant to the terms of the Merger Agreement, the stockholders of the Company will receive $1.50 in cash for each outstanding share of the Company’s common stock. Outstanding options to purchase shares of the Company’s common stock will be canceled and each holder of such options will receive $1.50 per share minus the exercise price of the options, but only to the extent that the exercise price is lower than $1.50. Notwithstanding, the Purchaser Stockholders have agreed, pursuant to their settlement with the plaintiffs in the litigation challenging the Merger, that they will receive the cash merger consideration for no more than 20% of their shares of Lexent common stock. In addition, the Purchaser Stockholders do not hold any options that have an exercise price that is less than $1.50, so they will not receive any consideration upon the cancellation of their options. The Purchaser Stockholders have not yet determined the precise number of shares beneficially owned by them that they will cause to be converted

LEXENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

into the right to receive the merger consideration in the merger. Based on the 20% limitation, they are expected to receive no more than approximately $6.3 million in the aggregate, in connection with the Merger with respect to their shares of Lexent common stock not contributed to the Purchaser.

     The closing of the Merger is subject to various conditions, including that the Amended Stipulation of Settlement entered into on September 9, 2003, by the Company, Hugh J. O’Kane, Jr., Kevin M. O’Kane and the plaintiffs named in the lawsuits consolidated under the caption In re Lexent Inc. Shareholders Litigation and filed with the Court of Chancery of the State of Delaware, is in full force and effect, approval of the transaction by stockholders of the Company representing a majority of the shares of common stock actually voted on the transaction (other than shares owned by the Purchaser or the Purchaser Stockholders), regulatory approvals, absence of any pending or threatened litigation related to the transaction and other customary conditions to closing, and there can be no assurance that the conditions to closing will be satisfied or that the Merger will be completed.

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

     On November 5, 2003 the Company and the Purchaser entered into a First Amendment to Agreement and Plan of Merger to extend the termination date under the Merger Agreement to December 31, 2003.

8. CONTINGENCIES

     From time to time, the Company is involved in various suits and legal proceedings, which arise in the ordinary course of business.

     On February 15, 2003 through February 28, 2003, in response to the announcement by the Company of its receipt of an offer from Hugh J. O’Kane, Jr., the Company’s Chairman, and Kevin M. O’Kane, the Company’s Chief Executive Officer and Vice Chairman, to purchase all outstanding shares of common stock of the Company (other than those owned by Hugh J. O’Kane, Jr. and Kevin M. O’Kane) at $1.25 per share, six putative class actions were filed in the Court of Chancery for the State of Delaware. All of the lawsuits named Lexent Inc., Hugh J. O’Kane, Jr. and Kevin M. O’Kane as defendants. One of the lawsuits also named, as defendants, several former members of Lexent’s Board of Directors. The suits alleged, inter alia, that the offer was unfair and inadequate, the buying group had engaged in self-dealing and had not acted in good faith, and that the Company and its Board of Directors, present and former, had breached their fiduciary duty to shareholders.

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

LEXENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

     On August 6, 2003, the Company, Hugh J. O’Kane, Jr., Kevin M. O’Kane and the plaintiffs named in the lawsuits consolidated under the caption In re Lexent Inc. Shareholders Litigation filed a Stipulation of Settlement with the Court of Chancery of the State of Delaware.

     On September 9, 2003, the Company, Hugh J. O’Kane, Jr., Kevin M. O’Kane and the plaintiffs named in the lawsuits consolidated under the caption In re Lexent Inc. Shareholders Litigation filed an Amended Stipulation of Settlement with the Court of Chancery of the State of Delaware.

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

     On October 15, 2003, the Court of Chancery of the State of Delaware issued an order determining that the settlement is fair, reasonable, and adequate to the holders of Lexent common stock (other than Purchaser and the Purchaser Shareholders). The Court of Chancery of the State of Delaware further awarded plaintiffs’ attorneys fees and expenses in the aggregate amount of $500,000. In the event that the stockholders of the Company approve the proposed Merger and the proposed Merger is completed, plaintiffs’ court-approved attorneys’ fees and expenses will be paid by the Company.

     As indicated in previous filings, a shareholder class action lawsuit was filed on October 26, 2001, Labansky, et al. v. Lexent Inc. et al., in the Southern District of New York against the Company, certain of its present and former senior executives and its underwriters. The complaint alleged that the registration statement and prospectus relating to the Company’s initial public offering contained material misrepresentations and/or omissions in that those documents did not disclose that: (1) certain underwriters had solicited and received undisclosed fees and commissions and other economic benefits from some investors in connection with the distribution of the Company’s stock in the initial public offering; and (2) certain underwriters had entered into arrangements with some investors that were designed to distort and/or inflate the market price for the Company’s stock in the aftermarket following the initial public offering. The suit against the Company was one of a number of initial public offering securities claims against approximately 308 other issuers and underwriters. For the purpose of coordination, the suits were consolidated as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (the “IPO Litigation”). On June 26, 2003, the plaintiffs’ executive committee, responsible for coordinating and managing the IPO Litigation for all plaintiffs, announced a proposed settlement between plaintiffs, on the one hand, and the issuer defendants and their respective officer and director defendants, including Lexent Inc. and its named officers and directors, on the other. The proposed settlement does not resolve plaintiffs’ claims against the underwriter defendants. A memorandum of understanding to settle plaintiffs’ claims against the issuers and their directors and officers has been approved as to form by counsel for the issuers and the process of obtaining individual approval by each of the other 308 issuer defendants has begun. On July 9, 2003, the Company elected to adopt the plaintiffs’ settlement proposal set forth in the memorandum of understanding. The principal components of the proposed settlement include: (i) a release of all plaintiffs’ claims against the issuer defendants and their officers and directors which have, or could have, been asserted in the IPO Litigation arising out of the conduct alleged in the complaints to be wrongful; (ii) the assignment by the issuers to the plaintiffs of certain potential claims against the underwriter defendants and the agreement by the issuers not to assert certain claims against the underwriter defendants; and (iii) an undertaking by the insurers of the issuer defendants to pay to plaintiffs the difference between $1 billion and any lesser amount recovered by plaintiffs from the underwriter defendants in the IPO Litigation. If recoveries in excess of $1 billion are obtained by plaintiffs from the underwriters, the insurers of the settling issuer defendants will owe no money to the plaintiffs. The plaintiffs’ proposed settlement is contingent upon a substantial majority of the issuer defendants entering into the settlement and is further subject to approval by the Court.

LEXENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

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

9. STOCK OPTIONS AND AWARDS

     During the nine months ended September 30, 2003, no options were granted to purchase common shares, 767,065 options were terminated and expired and 120,626 options were exercised. As of September 30, 2003, options to purchase 4,238,076 common shares were outstanding.

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

     During the nine months ended September 30, 2003, no deferred stock-based compensation was recorded and $0.1 million was recorded during the nine months ended September 30, 2002. Also during the nine months ended September 30, 2003 and 2002, $0.01 million and $3.8 million, respectively, was reversed for unvested options, which were forfeited.

     Amortization of deferred stock-based compensation was $0.5 million and $0.8 million for the three months ended September 30, 2003 and 2002, respectively, and $1.6 million and $2.5 million for the nine months ended September 30, 2003 and September 30, 2002, respectively. Deferred tax benefits were $0.2 million and $0.1 million for the three months ended September 30, 2003 and 2002, respectively and $0.5 million and $0.3 million for the nine months ended September 30, 2003 and 2002, respectively, in connection with amortization of deferred stock-based compensation for nonqualified options. With respect to such deferred tax benefits, to the extent that nonqualified options are forfeited or are exercised when the fair value of the stock is lower than the deemed fair value of the stock for financial reporting purposes on the grant date ($22.80 per share), a portion of such deferred tax benefits would not be realized and such portion may be charged to expense. During the nine months ended September 30, 2003 and 2002, $0.2 million and $2.4 million of deferred tax assets was charged to expense in connection with forfeited

LEXENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

options, respectively. For the nine months ended September 30, 2003 such charges were offset by a corresponding reduction in the deferred tax asset valuation allowance.

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

	Three months ended		Nine months ended
(in thousands, except amounts per share)	September 30,		September 30,
	2003	2002	2003	2002

Net loss as reported	$(6,190)	$(7,149)	$(17,305)	$(16,331)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards net of related tax effects	(204)	(784)	(1,227)	(2,109)

Pro forma net loss	$(6,394)	$(7,933)	$(18,532)	$(18,440)

Basic and diluted net loss per share as reported:
Basic	$(0.15)	$(0.17)	$(0.41)	$(0.39)

Diluted	*	*	*	*
Basic and diluted pro forma net loss per share:
Basic	$(0.15)	$(0.19)	$(0.44)	$(0.44)

Diluted	*	*	*	*

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

     A summary of the restructuring reserve at September 30, 2003, is as follows:

LEXENT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

				Reserve
	Reserve			Balance at
	Balance at			September 30,
	December 31, 2002	Restructuring		2003
	(including	Charges	Amounts	(including
	noncurrent	Recorded in	Charged to	noncurrent
	portion)	2003	the Reserve	portion)

	(in thousands)
Severance and related contractual obligations	$639	$—	$(508)	$131
Lease obligations	9,921	—	(2,143)	7,778
Property and equipment	29	—	(29)	—

Total	$10,589	$—	$(2,680)	$7,909

11. DEFERRED INCOME TAXES

     Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. Based on the Company’s performance in the past few years and the current challenging economic environment that has negatively impacted the Company’s operating results, the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets at December 31, 2002. The Company is continuing to provide a full valuation allowance on future tax benefits until it can substantiate a level of profitability that demonstrates its ability to utilize the assets. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. For the nine months ended September 30, 2003, the Company recorded a charge to the provision for income taxes of approximately $56,000 which included payments for state and local taxes.

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

     We have offices in New York City, Washington D.C. metro, Boston metro, Long Island, and in the states of Florida, North Carolina and New Jersey.

     Our two largest customers for the nine months ended September 30, 2003 were AT&T and a general contractor in the NY metro area. We generated 19% and 10%, respectively, of our revenues from each of these customers for the nine months ended September 30, 2003. Some of our key customers include IBM, Con Edison, general contractors in the New York metro area, and the Dormitory Authority of the State of New York.

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

     In August of 2002, Lexent Metro Connect (“LMC”) entered into a 15-year franchise agreement with the City of New York, whereunder LMC will be permitted to construct, operate and provide local high capacity telecommunications networks and services. As compensation for the franchise, LMC is obligated to pay the City of New York, a franchise fee. The franchise fee commencement date is the completion of the initial backbone or August 2004. The franchise fee is 5% of gross revenue per year, with a minimum of $200,000 per year. The initial backbone will be completed in the fourth quarter of 2003.

     In May 2003, LMC entered into a 20-year agreement with a New York State based non-profit organization to lease dark fiber capacity on a dark fiber network that LMC will install throughout certain parts of New York City. The dark fiber network will be connected to various educational and research institutions throughout New York City who are customers of the non-profit organization. Under the terms of the lease, LMC will fund the costs related to construction of the dark fiber network and connection costs and shall recover these costs through lease payments paid by the non-profit organization over the 20-year lease period. The net cash commitment that LMC will recover over the 20-year lease period is approximately $4 million.

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

     On September 9, 2003, the Company, Hugh J. O’Kane, Jr., Kevin M. O’Kane and the plaintiffs named in the lawsuits consolidated under the caption In re Lexent Inc. Shareholders Litigation filed an Amended Stipulation of Settlement with the Court of Chancery of the State of Delaware. See “Item 5-Other Information.”

CRITICAL ACCOUNTING POLICIES

     Please refer to the description of our “Critical Accounting Policies” in the Management’s Discussion and Analysis section of our Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

     Revenues. Our revenues were $27.7 million for the three months ended September 30, 2003 and September 30, 2002.

     Cost of revenues. Our cost of revenues represented 112% of revenues in the third quarter of 2003 compared with 123% of revenues in the same period last year. The decrease is attributed to the reduction of the establishment of job loss provisions due to revisions in certain electrical contracting projects, and the decrease in overhead expenses.

     General and administrative expenses. Our general and administrative expenses decreased 52% to $2.2 million in the third quarter 2003 from $4.6 million in the same period last year. The decrease is the net effect of a decrease in wages and benefits, facilities expenses, bad debt provision, travel and entertainment expenses, office expenses offset against an increase in insurance expenses, and legal fees.

     Depreciation and amortization: Our depreciation and amortization expense decreased to $0.5 million in the third quarter of 2003 from $1.2 million in the same period of last year. The decrease reflects a reduction in equipment and leasehold improvements resulting from the closing of offices in 2002.

     Non-cash stock-based compensation. Amortization of deferred stock-based compensation declined to $0.5 million in the third quarter of 2003 from $0.8 million in the same period of last year. The decrease was attributed to the decrease in the unamortized balance of non-cash stock-based compensation as a result of resignations, terminations and fully amortized balances.

     Interest expense. Interest expense in the third quarter of 2003 was $0.02 million compared to $0.06 million in the same period last year. The decrease was due primarily to lower average outstanding balances on equipment and vehicle loans and a subordinated note payable to a stockholder.

     Provision for income taxes. Based upon our performance in the past few years and the current challenging economic environment that has negatively impacted our operating results, we have established a full valuation allowance to fully offset deferred tax assets, including those related to tax carryforwards, at December 31, 2002 and to date, resulting in no income tax benefit for financial reporting purposes for the three months ended September 30, 2003.

NINE MONTHS 2003 COMPARED TO NINE MONTHS 2002

     Revenues. Our revenues decreased by 25.2% to $68.9 million in the first nine months of 2003, from $92.2 million for the same period last year. The decrease in revenues was primarily a result of lower capital expenditures by several of our large telecommunications customers due to changing conditions in the telecommunications industry and the completion of the engineering, procurement and construction contract in the fourth quarter of 2002.

     Cost of revenues. Our cost of revenues represented 109% of revenues in the nine months ended September 30, 2003, compared with 103% of revenues in the same period last year. The increased percentage was due in part to the fixed overhead costs, which represented a higher percentage of a lower level of revenues, to the inclement weather causing a decrease in productivity and delays in completing projects.

     General and administrative expenses. Our general and administrative expenses decreased 32% to $8.9 million for the nine months of 2003 from $13.1 million in the same period last year. The decrease is attributed to a reduction in wages and related benefits as a result of a headcount reduction, a reduction in rent and facilities expenses, a reduction in the bad debt provision, a reduction in board of directors fees, reduction in entertainment expenses and a reduction in office expenses offset against an increase in legal and insurance expenses.

     Depreciation and amortization: Our depreciation and amortization expense decreased to $1.5 million for the nine months ended September 30, 2003 from $3.8 million in the same period of last year. The decrease reflects a reduction in equipment and leasehold improvements resulting from the closing of offices in 2002.

     Non-cash stock-based compensation. Amortization of deferred stock-based compensation declined to $1.6 million for the nine months ended September 30, 2003 from $2.5 million in the same period of last year. The decrease was attributed to the decrease in the unamortized balance of non-cash stock-based compensation as a result of resignations, terminations and fully amortized balances.

     Interest expense. Interest expense for the nine months ended September 30, 2003 was $0.08 million compared to $0.2 million in the same period last year. The decrease was due primarily to lower average outstanding balances on equipment and vehicle loans and a subordinated note payable to a stockholder.

     Provision for income taxes. Based upon our performance in the past few years and the current challenging economic environment that has negatively impacted our operating results, we have established a full valuation allowance to fully offset deferred tax assets, including those related to tax carryforwards, at December 31, 2002 and to date, resulting in no income tax benefit for financial reporting purposes for the nine months ended September 30, 2003. Additionally, in 2003, we recorded a charge to the provision of approximately $56,000 which included payments for state and local taxes.

Liquidity and Capital Resources

     Net cash used in operations was $5.8 million for the nine months ended September 30, 2003. Cash provided by investing activities was $40.9 million, representing $43.2 million of proceeds from available-for-sale investments, offset by $2.3 million for capital expenditures. Net cash used in financing activities was $1.5 million, comprised of repayments of $0.4 million for equipment and capital leases and $1.1 million of repayments on a subordinated note payable to a stockholder.

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

     In connection with the restructuring plan initiated during 2001, we recorded restructuring charges of $9.1 million during the year ended December 31, 2002. These charges primarily related to the expense associated with certain lease obligations, the write-offs of property, equipment and leasehold improvements, and severance costs related to our organizational restructuring, partially offset by the reduction to the 2001 accrual for restructuring costs. Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2002 for further details and components of these charges. During the nine months ended September 30, 2003, we had cash outflows of approximately $2.7 million, related to the expenses associated with certain lease obligations, property equipment and leasehold improvements and severance that were accrued for as of December 31, 2002. The current accrued liability for additional cash outflows, related to the expense associated with certain lease obligations and severance are payable as follows: $1.3 million throughout the remainder of 2003, $1.4 million during 2004, $1.2 million during 2005, $0.7 million during 2006, $0.8 million during 2007, 2008, 2009 and 2010, and $0.1 million during 2011.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after September 15, 2003. We believe that the adoption of FIN 46 will not have a material impact on our consolidated financial position and results of operations.

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

     For the nine months ended September 30, 2003, the Company had revenues from two separate customers, which comprised 19% and 10%, respectively, of the Company’s total revenues.

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

ITEM 4. Controls and Procedures

(a)	Disclosure controls and procedures. As of the end of the Company’s most recently completed fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon the evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.

(b)	Changes in internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     Pursuant to the terms of the Merger Agreement, the stockholders of the Company will receive $1.50 in cash for each outstanding share of the Company’s common stock. Outstanding options to purchase shares of the Company’s common stock will be canceled and each holder of such options will receive $1.50 per share minus the exercise price of the options, but only to the extent that the exercise price is lower than $1.50. Notwithstanding, the Purchaser Stockholders have agreed, pursuant to their settlement with the plaintiffs in the litigation challenging the Merger, that they will receive the cash merger consideration for no more than 20% of their shares of Lexent common stock. In addition, the Purchaser Stockholders do not hold any options that have an exercise price that is less than $1.50, so they will not receive any consideration upon the cancellation of their options. The Purchaser Stockholders have not yet determined the precise number of shares beneficially owned by them that they will cause to be converted into the right to receive the merger consideration in the merger. Based on the 20% limitation, they are expected to receive no more than approximately $6.3 million in the aggregate, in connection with the Merger with respect to their shares of Lexent common stock not contributed to the Purchaser.

     The closing of the Merger is subject to various conditions, including that the Amended Stipulation of Settlement entered into on September 9, 2003, by the Company, Hugh J. O’Kane, Jr., Kevin M. O’Kane and the plaintiffs named in the lawsuits consolidated under the caption In re Lexent Inc. Shareholders Litigation and filed with the Court of Chancery of the State of Delaware, is in full force and effect, approval of the transaction by stockholders of the Company representing a majority of the shares of common stock actually voted on the transaction (other than shares owned by the Purchaser or the Purchaser Stockholders), regulatory approvals, absence of any pending or threatened litigation related to the transaction and other customary conditions to closing, and there can be no assurance that the conditions to closing will be satisfied or that the Merger will be completed.

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

     On November 5, 2003 the Company and the Purchaser entered into a First Amendment to Agreement and Plan of Merger to extend the termination date under the Merger Agreement to December 31, 2003.

Execution of Stipulation of Settlement

     On August 6, 2003, the Company, Hugh J. O’Kane, Jr., Kevin M. O’Kane and the plaintiffs named in the lawsuits consolidated under the caption In re Lexent Inc. Shareholders Litigation filed a Stipulation of Settlement with the Court of Chancery of the State of Delaware.

     On September 9, 2003, the Company, Hugh J. O’Kane, Jr., Kevin M. O’Kane and the plaintiffs named in the lawsuits consolidated under the caption In re Lexent Inc. Shareholders Litigation filed an Amended Stipulation of Settlement with the Court of Chancery of the State of Delaware. The Amended Stipulation of Settlement served to revise the description of the consideration to be received by Lexent option holders in the proposed “going private” transaction to clarify that each outstanding Lexent option, whether or not presently exercisable, will be accelerated, if necessary, and canceled in consideration for a cash amount equal to the product of (i) the excess, if any, of the $1.50 merger consideration per share over the applicable exercise price and (ii) the number of shares subject to such option. It further clarifies that to the extent that the exercise price of such option is greater than or equal to $1.50, such option will be terminated and canceled without consideration. The original Stipulation of Settlement indicated that only vested options that were in-the-money would be cashed out.

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

     On October 15, 2003, the Court of Chancery of the State of Delaware issued an order determining that the settlement is fair, reasonable, and adequate to the holders of Lexent common stock (other than Purchaser and the Purchaser Shareholders). The Court of Chancery of the State of Delaware further awarded plaintiffs’ attorneys fees and expenses in the aggregate amount of $500,000. In the event that the stockholders of the Company approve the proposed Merger and the proposed Merger is completed, plaintiffs’ court-approved attorneys’ fees and expenses will be paid by the Company.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits:

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

Reports:

Reports on Form 8-K

     On July 1, 2003, the Company filed a Form 8-K for the delisting of the Company’s common stock from the Nasdaq National Market effective with the open of business on June 26, 2003 and the resignation of Norman G. Fornella as the Chief Financial Officer and the assumption of the Chief Financial Officer responsibilities by Bruce Levy the Company’s President and the Chief Operating Officer.

     On July 11, 2003, the Company filed a Form 8-K for the signing of an Agreement and Plan of Merger between LX Merger Corp. and the Company.

     On July 31, 2003, the Company filed a Form 8-K furnishing second quarter 2003 operating results.

     On August 12, 2003, the Company filed a Form 8-K announcing that Lexent Inc., Hugh J. O’Kane, Jr., Kevin M. O’Kane and the plaintiffs named in the lawsuits consolidated under the caption In re Lexent Inc. Shareholders Litigation entered into and filed a Stipulation of Settlement with the Court of Chancery of the State of Delaware.

     On September 9, 2003, the Company filed a Form 8-K announcing that Lexent Inc., Hugh J. O’Kane, Jr., Kevin M. O’Kane and the plaintiffs named in the lawsuits consolidated under the caption In re Lexent Inc. Shareholders Litigation entered into and filed an Amended Stipulation of Settlement with the Court of Chancery of the State of Delaware.

     On October 14, 2003, the Company filed a Form 8-K announcing the resignation of Victor P. DeJoy, Sr., an Executive Vice President of Lexent Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2003	By:	/s/ Kevin M. O’Kane

Kevin M. O’Kane
Chief Executive Officer and Vice Chairman

Dated: November 13, 2003	By:	/s/ Bruce Levy

Bruce Levy
President and Chief Operating Officer